Form 10-Q
period 1998-09-30
BRIDGE TECHNOLOGY INC
filed 1999-01-05
CIK 1048273

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements


                Bridge Technology, Inc. and Subsidiaries

                    Consolidated Balance Sheets

                                          December 31,       September 30,
                                               1997               1998
                                            (Audited)          (Unaudited)
Assets
Current assets:
  Cash                                     $    55,032         $    245,774
  Accounts receivable                        1,614,622              929,147
  Subscription receivable                    1,150,000                    -
  Other receivables                             96,941              259,561
  Inventory                                     98,717              303,971
  Advance to TAD Corporation                         -              150,000
  Note receivable                                    -              150,000
  Other current assets                          21,085               71,897

Total current assets                         3,036,397            2,110,350

Property and equipment, net                     94,085              126,256

Trademark, net of amortization
of $4,550 and $7,800                             3,800                  541
Insurance receivable                            21,903                    -
Deferred income tax                             54,580               53,736
Investment in other companies                        -              160,000
Other assets                                    24,900               31,000

Total assets                               $ 3,235,665         $  2,481,883

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                         $ 1,506,014         $   950,433
  Accrued liabilities                           16,857              14,151
  Loans payable                                302,115             258,403
  Dividends payable                                  -                 750
  Other liabilities                             14,654              22,723

Total current liabilities                    1,839,640           1,246,460

Loans payable, less current maturities               -             148,721

Commitments and Contingencies

Shareholders' equity
  Convertible, cumulative and redeemable preferred
   stock $1 stated value per share, 500 shares
   authorized and outstanding,
   redeemable at $50,000                       50,000                    -
  Common stock; par value $0.01 per share, authorized
   10,000,000 shares, 1,606,240 shares outstanding at
   December 31, 1997, 4,256,240 shares outstanding at
   September 30, 1998                          16,062               42,562
  Additional paid-in capital                  742,560            2,041,060
  Stock subscribed                          1,150,000                    -
  Accumulated deficit                        (559,154)            (995,650)
  Translation adjustment                       (3,443)              (1,270)

Total shareholders' equity                  1,396,025            1,086,702

Total liabilities and
 shareholders'equity                     $  3,235,665         $  2,481,883

See accompanying summary of accounting policies and notes to consolidated financial statements


                                  F1




                     Bridge Technology, Inc. Subsidiaries

                      Consolidated Statements of Operations

                  Three Months     Three Months    Nine Months    Nine Months
                      Ended             Ended           Ended           Ended
                  September 30,   September 30,   September 30,  September 30,
                       1997              1998          1997             1998
                  (Unaudited)       (Unaudited)      (Unaudited)   (Unaudited)

Net sales            1,135,474        1,520,879    $ 3,120,985    $3,332,487

Cost of sales          808,056        1,297,515      2,633,016     2,897,604

Gross profit           327,418          223,364        487,969       434,883

Selling, general and
administrative expense 260,435          342,663        545,104       854,357

Income (Loss) from
 operations             66,983         (119,299)       (57,135)     (419,474)

Other income(expense):
 Interset (expense)
 income net               (347)          (9,816)        (8,714)      (23,546)
  Other income(expense)  2,966)          13,351        (28,660)        7,979
  Exchange gain(loss)    2,500            2,065          2,500         2,065

Loss before income taxe(83,830)        (113,699)       (92,009)     (432,976)

Income Taxes provision:
  Current                  594              520            594           520
  Deferred             (30,928)               -        (30,928)            -
Net loss               (53,496)        (114,219)       (61,675)     (433,496)

Dividends applicable
 to preferred Stock       (750)            (750)        (1,500)       (3,000)

Net loss applicable
 to common shares      (54,246)        (114,969)       (63,175)     (436,496)

Weighted average
 number of common
 stock outstanding $ 1,295,370      $ 3,508,957   $  1,038,841     $2,750,379

Loss per share    $      (0.04)     $     (0.03)  $      (0.06)    $    (0.16)

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                          F-2



                             Bridge Technology, Inc. and Subsidiaries

                             Consolidated Statements of Cash Flows
                         Increase (Decrease) in Cash and Cash Equivalents

                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                September 30,    September 30,
                                                     1997             1998
                                                  (Unaudited)      (Unaudited)

Cashflows from operating activities
  Net loss                                      $  (63,175)       $  (436,496)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                     30,912             21,530
  Recognition of deferred tax asset                (59,866)                 -
  Increase (decrease) from changes
   in operating assets and liabilities:
      Trade receivables                           (245,516)           685,475
      Inventory                                   (115,354)          (205,254)
      Other receivables                            (39,671)          (162,620)
      Prepaid and other assets                        (676)           (50,812)
      Note receivable                                    -            150,00O
      Advance to TAD Corporation                         -            150,000
      Other assets                                 (51,393)            15,803
      Accounts payable and accrued liabilities     150,637           (558,287)
      Other liabilities                            159,455              8,819

Net cash provided by (used in)
 operating activities                             (233,147)          (981,842)

Cash flows from investing activities
 Purchase of property, plant and equipment         (96,402)           (50,451)
 Investment in Trademark                            (7,800)                 -
 Investment in other companies                           -           (160,000)

Net cash used in investing activities             (104,202)          (210,451)

Cash flows from financing activities
  Borrowings on loans payable                       93,085            105,009
  Payments on loans payable                        (30,946)                 -
  Net proceeds from issuance of preferred stock     50,000                  -
  Net proceeds from issuance of common stock       125,000          1,275,000

Net cash provided by financing activities          237,139          1,380,009

Effect of exchange rate changes on cash             (2,905)             3,026

Net increase (decrease) in cash
 and cash equivalents                             (103,115)           190,742

Cash and cash equivalents, beginning of year       225,249             55,032

Cash and cash equivalents, end of year           $ 122,134            245,774

Supplemental information:
 Cash paid during the year for:
   Interest                                      $   8,714             23,546
   Income taxes                                        594                520

See accompanying summary of accounting policies and notes to consolidated financial statements.

                         Bridge Technology, Inc. and Subsidiaries

                         Notes to Consolidated Financial Statements

Organization and Business

Bridge Technology, Inc. (the Company) was organized under the laws of the State of Nevada on April 15, 1969. The Company is located in California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators. The Company has two wholly-owned subsidiaries. The domestic one was formed in April 1997 and commenced operation on June 1, 1997 with the name of Bridge R&D, Inc. The other is Newcorp Technology Limited, which started operation in Japan on January 19, 1995.

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending Decemeber 31, 1998.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note 2.  Income Taxes

As of December 31, 1997, for federal income tax purposes, the Company had approximately $63,000 in net operating loss carryforwards expiring through 2001. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code Section 382 in connection with certain stock issuances by the Company.

Note 3.- Shareholders' Equity

On December 31, 1997, the Company completed fifteen subscriptions of common stock for a total of 2,500,000 shares for $.50 per share. Among the 2,500,000 shares of common stock subscribed, 300,000 shares were subscribed for by an officer. During the first nine months of 1998, the Company issued a total of 2,500,000 shares of common stock for these private placements.

In July 1998, the Company officially cancelled the issuance 5,000 shares of common stock in exchange for the name of CD System from an unrelated third party.

In September 1998, the Company conducted another private placement to issue 50,000 shares of common stock to an individual at $0.50 per share for proceeds of $25,000.

In the end of September 1998, the Company converted the 500 shares of preferred stock into 100,000 shares of common stock based upon the conversion ratio that one share ofpreferred stock can be converted into 200 shares of common stock.

Note 4.  Investment in Other Companies

On August 14, 1998, the Company sold its investment of $150,000 in the common stock of PTI Enclosures, Inc. to an individual at the original price. The purchase price was paid by a personal not paying 6% interest per annum, and the note is due and payable on or before December 30, 1998.

The Company has invested $150,000 in a digital recording technology project managed by TAD Corporation, a Tokyo, Japan based product development and design group. The project is a design of low cost DVD-RAM drive that can be configured to provide high capacity digital recording systems for large mass storage devices. The Company's investment accounted for approximately 10% of the total project funding. The other $150,000 advanced to TAD Corporation is expected to be returned to the Company before December 31, 1998.

The Company has invested $10,000 in Newcorp Czech, a Prague, Czech Republic based Value Added reseller and marketer of computer and communications equipment. Newcorp signed an agreement with MHM, the largest Eastern European marketing organization for EMC RAID systems, where MHM will market, sell and support ADTX RAID systems customers in Czech, Poland, Hungary and
Slovakia.                        F-4


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any obligations to update these forward-looking statements.


Results of Operations for the Three Months ended September 30, 1998 as compared to the Three Months Ended September 30, 1997

     Net Sales of $1,520,879 for the three months ended September 30, 1998 increased by $385,405 (33.9%) over net sales of $1,135,474 for the same period of 1997. The increase was due primarily to the Company's entry into the RAID business.

     Gross Profit for three months ended September 30, 1998 was $223,364 a 31.8% decrease when compared to $327,418 for the three months ended September 30, 1997, reflecting lower gross margin attributed to the Company's new RAID business. Gross profits as a percentage of net sales decreased from 28.8% to 14.7% for the three months ended September 30, 1998.

     Selling, general and administrative expenses increased by $82,228 to $342,663 in the three months ended September 30, 1998 compared to $260,435 for the three months ended September 30, 1997. As a percentage of revenue, these expenses decreased from 22.9% in the three months ended from September 30, 1997 to 22.5% in the three months ended September 30, 1998. The difference is due to lower sales costs related to higher volume for the DataStor division.


     Operating results decreased from an income of $66,983 in three months ended September 30, 1997 to operation loss $119,299 in the three months ended September 30, 1998 principally reflecting lower gross profit margins in the three months ended September 30, 1998. Operating results as a percentage of revenue decreased 13.7% from a positive 5.9% in the three months ended September 30, 1997 to a negative 7.8% in the three months ended September 30, 1998.

     Other income expenses decreased by $145,213 from $150,813 other expenses in the three months ended September 30, 1997 when compared to other income of $5,600 for the three months ended September 30, 1998.

     Net loss increased to $114,969 or $0.03 per share for the three months ended September 30, 1998 compared to $54,246 or $0.04 per share on a lower number of shares outstanding for the three months ended September 30, 1997.


Results of Operations Nine Months Ended September 30, 1998 as compared to the Nine Months Ended September 30, 1997.

     Net Sales of $3,332,487 for the nine months ended September 30, 1998 increased by $211,502 (6.3%) over net sales of $3,120,985 for the nine months ended September 30, 1997. The increase was due to the market entrance of the Company's RAID products.

     Gross Profit for the nine months ended September 30, 1998 was $434,883 a 10.9% decrease when compared to $487,969 for the nine months ended September 30, 1997, reflecting lower gross margin attributed to the Company's RAID products. Gross profit as a percentage of net sales decreased from 15.6% for the nine months ended September 30, 1997 to 13% for the nine months ended September 30, 1998.

     Selling, general and administrative expenses increased by $309,253 to $854,353 in the nine months ended September 30, 1998 compared to $545,104 in the nine months ended September 30, 1997. As a percentage of revenue, selling, general and administrative expenses increased from 17.5% in the nine months ended September 30, 1997 to 25.6% in the nine months ended September 30, 1998. The difference is due to higher market entrance costs for the Company's RAID products.

     Loss from operations increased from $57,135 in the nine months ended September 30, 1997 to $419,474 in the nine months ended September 30, 1998 principally reflecting lower gross margin and higher selling, general and administrative expenses in the nine months ended September 30, 1998. Operating loss as a percentage of net sales increased from 1.8% in the nine months ended September 30, 1997 to 12.6% in the nine months ended
September 30, 1998.

     Other expenses decreased by $21,372 to $13,502 in the nine months ended September 30, 1998 when compared to other expenses of $34,874 for the nine months ended September 30, 1997. The difference was due to a $36,630 net decrease in miscellaneous expenses offset by a $14,832 increase in interest expense.

     Net loss increased to $433,496 or $0.16 per share for the nine months ended September 30, 1998 compared to $61,675 or $0.06 per share on a lower number of shares outstanding for the nine months ended September 30,1997.

Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities totaling in excess of $1,600,000 to a limited number of accredited investors with knowledge of the Company's operations and plans to expand. The private placement commenced in June 1997 and was completed on or about September 30, 1998.

     The Company's capital requirements have been and will continue to be significant and its cash and cash requirements have been sufficient to cover its cash flow from operations. At June 30, 1998, the Company had a working capital of $863,890 and cash and cash equivalents of $245,774 compared to a working capital of $1,196,757 and cash and cash equivalents of $55,032 at December 31, 1997. Since restarting operation, the Company has satisfied its working capital requirements with cash generated through operations and the issuance of equity securities,and obtaining loans.

     Net cash used in operating activities in the nine months ended September 30, 1998 was $981,842 as compared to $233,147 in the nine months ended September 30, 1997, the difference is mainly due to net loss and increase in inventory, decrease in accounts payable and accrued liabilities, and changes in other operating activities.

     Net cash used in investing activities in the nine months ended September 30, 1998 was $210,451 for the purchase of fixed assets and the investment in other companies, as compared to $104,202 for the purchase of fixed assets in the nine months ended September 30, 1997.

      Net cash provided by financing activities in the nine months ended September 30, 1998 was $1,380,009 as compared to $237,139 in the nine months ended June 30, 1997. This reflects the issuance of stock in private placements.

     The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to substantial cash reserves from the private placements of its common stock.

Effects of Inflation

The Company believes that inflation has not had a material effect on its net sales and results of operations.

Effects of Fluctuation in Foreign Exchange Rates

The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly-owned subsidiary, Newcorp Technology (Japan), was subject to such currency fluctuations and subsequently suffered losses due mainly to the decline of Japanese yen from 106 Yen/dollar to present rate of 138.29 Yen /dollar. In May, 1998, Newcorp Japan changed its sales contracts with its OEM customers from Japanese Yen to U.S. dollars in order to eliminate future material effect of currency fluctuations on its net sales and results of operations.

Year 2000 Effect

The Company's accounting software currently does not utilize a four digit year field, however, the Company has been assured by the software manufacturer that all necessary modifications for the year 2000 have been or will be made and tested timely.

                       PART II OTHER INFORMATION


Item 1.  Legal Proceeding
     There are no legal proceedings either against the Company or against third parties.

Item 2.  Changes in Securities
     There are no changes in securities.

Item 3.  Defaults upon Senior Securities
     There are no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders
     There are no matters submitted to a vote of security holders.

Item 5.  Other Information
     On December 14, 1998 the Company closed on its acquisition of 100% of the shares outstanding of PTI Enclosures, Inc. as a result of direct solicit-ation of their shareholders. PTI is a privately held California company specializing in the design development, production and sales of mass storage peripheral enclosures and power supplies to major OEM customers.

Item 6.  Exhibits and Reports on Form 8-K
     There are no exhibits and reports on Form 8-K.

                       SIGNATURES

                                                   Bridge Technology, Inc.
                                                      Registrant


Date ____________________                       ____________________________
                                                      Signature
                                                  John J. Harwer, CEO


Date ____________________                       ____________________________
                                                      Signature
                                                  John T. Gauthier, CFO