Form 10KSB
period 1998-12-31
BRIDGE TECHNOLOGY INC
filed 1999-04-19
CIK 1048273

DATE: April 15, 1999
THIS DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF REGULATION S-T

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549


Form 10-KSB

ANNUAL REPORT

Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

Commission file number: 0-24767

BRIDGE TECHNOLOGY, INC.
(Name of Small Business Issuer in its Charter)   December 31, 1998

NEVADA                                            59-3065437

(State or other Jurisdiction of                   (IRS Employer
Incorporation or organization)                    Identification No.)

12601 Monarch Street, Garden Grove, CALIFORNIA              92841
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number:  714-891-6508
Issuer's facsimile number:  714-890-8590

Securities to be registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]           No [ ].
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
      [X]

     State issuer's revenues for its most recent fiscal year.   $20,737,017

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State number of shares outstanding: 6,182,936

     Registrant's Form 10-SB which was filed in August 1998 with the Securities and Exchange Commission in connection with the Registrant's Registration Statement is incorporated by reference into Part I, II and III of this report as well as certain exhibits filed with the Registrant's Registration Statement.

Exhibit B-index Appears at Page 40

TABLE OF CONTENTS                                            PAGE

PART I

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Patents and Proprietary Rights

Item 4.  Legal Proceedings

Item 5.  Submission of Matters to a Vote of Security Holders.

PART II

Item 6.  Market for Common Equity and Related Stockholder Matters.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

Item 8.  Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

PART II

Item 10.  Directors, Executive officers, Promoters and Control
          Persons.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

Item 13. Certain Relationships and Related Transactions.

Item 14. Exhibits and Reports on Form 8-K.

Item 1. Description of Business.

The Company is in the business of developing, buying, assembling, testing, packaging, lightly manufacturing, marketing, and selling computer peripherals and computer system enhancement products. The Company established operating divisions and subsidiaries under several separate business names. Each of these operating entities is focused on certain specific products and sales channels.

Through in-house development, joint ventures, licensing, and acquisition of leading edge technologies and companies, the Company is deploying new and leading edge technologies to create innovative products desired by personal computer Original Equipment Manufacturers (OEMs), value added resellers and system integrators, and ultimately by the end users. The Company sells these products directly to OEMs and systems integrators as well as through selected distributors and manufacturer's representatives. The Company currently employs 36 full time employees, including senior management and manufacturing personnel and 5 administrative personnel. The Company employs 3 professionals and 1 administrative person overseas. The Company also employs one part-time person and contracts for services with several consultants.

Currently the Company has four wholly owned subsidiaries: PTI Enclosures, Inc., Newcorp Technology Ltd. (Japan), Newcorp Technology, Inc. (USA), and Bridge R&D, Inc.

PTI Enclosures, Inc.

Through a stock swap transaction effective December 14, 1998, the Company acquired 100% of the equity interest in PTI Enclosures, Inc. which has two operating subsidiaries: Dyna-5 International, Inc. (Dyna-5) and Classic Trading, Inc. (CTI).

Dyna-5 International, Inc.

Dyna-5's main business is focusing on designing, developing, manufacturing, testing, and selling customer-designed enclosures and power supplies for computer peripherals and other electronics devices. Its customers include major computer and computer peripheral manufacturers who use DYNA-5's capabilities to produce OEM products manufactured to their exact specifications. All OEM based and custom designed products provide high quality at competitive prices. Dyna-5 also sells products to sub-system integrators who add the peripherals and software and then sell their products to the end users.

The enclosures Dyna-5 provides encompass hard drive enclosures, tape enclosures, CD tower enclosures, DVD tower enclosures, RAID enclosures, and server types of other enclosures. Dyna-5 also supplies enclosures and power supplies for several special-purpose systems.

Classic Trading, Inc.

CTI is an authorized distributor for Hewlett-Packard peripherals. CTI buys and sells computer peripherals including InkJet printers, Laser printers, printer supplies, hard disk drives, CD-ROM and CD-R drives, CD-R media, DVD-ROM and DVD-RAM drives, floptical drives, expansion memory, peripheral controllers, other computer peripheral, and enhancement products. CTI has customers in several international markets.

Newcorp Technology Ltd. (Japan).

Through a stock swap transaction in November 1997, the Company acquired 100% of equity interest in Newcorp Technology Ltd., an R&D and high technology sales company based in Tokyo, Japan. The mission of Newcorp Japan is to develop and/or license latest technologies that could be used in products made for major OEM customers. Newcorp Japan is actively pursuing the acquisition and licensing of several new hardware and software technologies from high technology R&D companies worldwide. Newcorp Japan plans to capitalize on its connections and relationships in Japan to procure unique new technologies and designs principally related to computer enhancements and communications related businesses, through which the Company expects to generate additional sales and profits. The Company established many business relationships and commenced delivery of components that are made of certain products for Microsoft Corporation and other OEMs.

Newcorp Technology, Inc. (USA)

Newcorp Technology, Inc. (USA) was established under the laws of the State of Nevada in December 1998 and has two divisions: InkJet America and EEMB Batteries.

At present, InkJet America division is buying, packaging, and selling replacement inkjet printer cartridges to selected customers and distributors. At the initial stage, InkJet America division has a limited sales volume and plans to increase sales volume to several thousand pieces per month. Once reaching sufficient sales volume of cartridges, it plans to procure a specialized filling machine and manufacture its own brand name inkjet printer cartridges.

EEMB, Co., Ltd., a People's Republic of China corporation, (EEMB) is a major manufacturer of standard size batteries, high energy battery cells, and special battery packs utilizing most popular battery cell chemistries. The Company signed a three year exclusive sales agreement with EEMB China, and immediately established the EEMB Batteries (USA) division with an objective to procure, market and sell a family of batteries and battery packs, principally to US based OEMs. EEMB Batteries also plans to sell packaged batteries to retail and discount store chains.

EEMB USA further plans to sell batteries and battery packs to private label customers as well as major notebook enhancement resellers. The Company believes that with the continued proliferation of portable devices, wireless devices, wireless remote controllers, and other wireless appliances, the market demand for quality batteries will grow at an increasingly rapid pace. Strategically, Newcorp Japan expects to acquire licenses for certain proposed battery and intelligent charging IC circuit technologies, which EEMB USA plans to use in new products to increase sales of its batteries and battery packs.

In addition the Company expects to develop and possibly patent new battery techniques to utilize Newcorp Japan's developing technologies. However, there can be no assurance that EEMB USA will be successful in such efforts.

The primary mission of Newcorp USA is to innovate by identifying, evaluating and procuring technologies that provide new products with substantial added value. Newcorp USA plans to introduce several new products in the near future. These products integrate new-generation PC and energy related technologies to create an innovative solution for mobile computer users. Newcorp USA is actively pursuing the acquisition and licensing of additional new technologies from several major high technology companies, principally in Japan and USA. Newcorp USA plans to develop, license or acquire products that it is able to sell through its existing sales channels. Newcorp USA is also in discussions with several companies, which offer products that would complement or supplement the Company's core products. These products could ultimately increase Newcorp USA sales revenues. Newcorp USA plans to invest in several such products and/or technologies related to both hardware and software. Newcorp USA commenced discussions with several potential licensing or acquisition candidates in hopes to negotiate firm contracts.

Since the Company executed non-disclosure agreements with several major high technology companies, the Company is not permitted to disclose the nature of these new technologies and products for potential licensing until respective license agreements are in fact signed. However, there can be no assurance that the Company will complete any additional licensing agreements or technology acquisitions.

Bridge R&D, Inc.

Bridge R&D has three operating divisions: ADTX (USA), DataStor and DVD
Technology.

ADTX USA

ADTX USA is a division of Bridge R&D. Its main product is a family of Redundant Array of Independent Drives (RAID) subsystems. These systems are purchased from Advanced Technology and Systems Co., Ltd. in Japan (hereinafter referred to as "ADTX"). The Company established a close relationship with ADTX Japan, which allows ADTX USA to organize and manage US operations on a contractual basis, initially in North America and Europe, and on a non-exclusive basis in other geographical areas including South America and China.

ADTX USA General Manager, Mr. Naresh Chadha, manages the RAID business including procurement, marketing, sales, and support for a family of high performance RAID systems, specifically designed for fast non-compressed video recording and playback applications.

ADTX USA sells both ready-to integrate RAID enclosures without hard disk drives and completely configured and tested RAID sub-systems with hard drives to OEMs, computer systems value added resellers, and complete solution providers. ADTX also sells its systems through several major international distributors. ADTX also provides Network Attached Storage (NAS) version of the desktop RAID models. NAS RAID can be attached directly to an Ethernet network without a need to be connected to a server. Thus the data can be located away from the server, and the requests for data are handled without taxing the server. ADTX also sells hard disk mirror products that provide mirror copy of the data on a second disk that is packaged with the primary disk. ADTX SCSI to IDE converter is a PCB module for converting 2.5 IDE hard disk into SCSI hard disk. ADTX introduced a family of 1394 hubs and repeaters operating at 200Mbits/sec, and plans to introduce 400Mbit/sec models in Q3 1999. ADTX USA started shipping evaluation orders of these systems in July 1998. ADTX USA and ADTX Japan jointly exhibited at CEBIT 1999 in
Hannover, Germany. ADTX USA started selling RAID systems to international customers, targeting certain major European distributors, system integrators and VARs first.

The latest forecast of RAID market by a market research firm, Datatrend, projects the worldwide RAID market to reach $13 billion in 1998 and grow 20% annually.

Compared to current data backup methods which use a separate magnetic tape drive, the RAID subsystem replaces a single hard disk drive inside the computer with a redundant array of hard disk drives. The data are stored on such RAID system in a manner that distributes and duplicates such data across several disk drives in a pre-determined pattern. Depending on the application, appropriate pattern can be selected by the user to provide faster data access and also simultaneously allow uninterrupted operation and continued data access in case of a defective or faulty disk drive.

Hard disk technology allows random access, while magnetic tape technology provides only a sequential access, and it does not provide data redundancy, only data backup and recovery. In case of a single hard disk drive failure, the computer is not usable until the user either replaces the failed disk drive and reloads the operating system and the data from the last tape backup, or until the crashed disk is repaired, reformatted and the operating system application programs and the data are reloaded. This usually means that certain amount of data is lost and has to be re-entered again, which costs both time and money, and the delay in computer availability usually creates further losses. Additionally, while the old data is being reconstructed, the newly incoming data cannot be entered and processed, which causes an increase in data entry backlog and usually brings additional errors and problems.
Tape data transfer is also comparatively slow, and the tape drive is an additional peripheral to maintain that requires additional Interrupt Level and Device Address inside the computer, additional controller card and software, all of which are to add extra overhead and costs.

ADTX USA believes that decreasing disk drive costs per gigabyte of capacity and disk controller costs are ushering in better and more cost effective solutions using RAID which in turn will increase RAID acceptance and market share. Accelerating this acceptance is the higher cost of downtime and recovery from hard disk crash. These factors make a customer's decision to buy RAID ever easier to justify.

The RAID systems ADTX USA provides use SCSI and SCSI-2 ultra-wide and fast interface, while utilizing EIDE hard drives internally. The price/performance is comparable to the leading edge of current SCSI technology. ADTX USA plans to introduce LVD-2 and Fibre-Channel models in the future. Due to superior data transfer rate for large sequential data blocks offered by ADTX "G" series and "R" series RAID systems, ADTX USA marketing and sales efforts are focused on Digital Video applications and the applications requiring transfers of large blocks of data. ADTX currently provides the leading price/performance RAID products in this market segment. However, there can be no assurance that the Company will continue to maintain its quality and price edge in the future.

RAID systems business has become very competitive. ADTX USA positions its products as high performance products and prices most models to compete, not on price, but rather on price/performance basis. ADTX USA does not depend on any single major customer, and no customer comprises more than 5% of ADTX USA sales. ADTX USA is in a process of developing several patentable and copyrightable products. However, there can be no assurance that any of these products will generate any significant sales or profits for ADTX USA. ADTX USA intends to file several patents and copyrights to protect the results of its intellectual property developments. There can be no assurance that ADTX will be successful in obtaining such patents and copyrights.

Other than normal regulatory agency approvals such as UL, CSA, FCC, CE, CB, etc., ADTX USA products do not require any specific government approvals, nor are these products regulated by any governmental regulations. Furthermore, ADTX Japan secures all the required products safety and radiation compliance approvals prior to selling any such products in the U.S. ADTX products are not subject to any environmental laws, and ADTX products are not creating any pollution, nor do they have any other negative impact on the environment.

DataStor

DataStor is a division of Bridge R&D, Inc. It identifies, designs, develops, lightly manufactures, assembles, tests, and distributes metal and plastic enclosures, brackets and enhancement kits for a variety of computer platforms. Certain products are produced under specific contracts with several manufacturers. DataStor also sells external peripheral kits consisting of enclosures and power supplies, mounting brackets for various peripheral devices, and complete kits for integration of various peripherals into PC systems. DataStor supplies over 60 different mass storage products, including enclosures for 1 to 7 drives, drive mounting brackets, and fixed and removable mounting bracket kits. DataStor also procures, markets, sells, and supports a family of medium size RAID-ready enclosures and subsystems through selected distribution channels.

DataStor's customers include INGRAM Micro, NECX, Tech Data and other National and international distributors who further sell to the second tier distributors and systems integrators. Other customers are master resellers who sell to second and third-tier OEMs, value added resellers and system integrators. DataStor is dedicated to maintaining its market position as an industry leader in making cutting edge technology available to customers. DataStor dedicates its staff's efforts toward constantly researching and developing new product lines and solutions. Part of the profits generated by the DataStor and Newcorp divisions will be used to expand DataStor product line. Additionally, part of the DataStor profits will fund R&D projects in Newcorp Japan.

DataStor will continue to expand the number of OEM customers and systems integrators to increase sales volume. DataStor will also introduce additional new products to increase its sales revenues through the existing distribution channels.

DVD Technology.

DVD Technology division is completing the design of advanced CD/DVD tower and it is planning to source the design of a mixed peripherals enclosures for sale to OEMs, value added resellers and systems integrators. CD/DVD towers provide users access to data on several optical media disks (CD and DVD). Principal advantage of this media is that it is read-only. This can be valuable for companies requiring source of data that can not be changed by any of the users accessing such data. Read-only media can also provide immunity against potential viruses or changes to data by unauthorized users of Internet and Web sites. DVD drive technology is still undergoing fast changes, including the diverse standards provided by different manufacturers. Even though DVD is believed to become the technology if choice for Video content storage, there can be no assurance that the Company will be successful in managing the rapid technology changes that are taking place.

Notebook Enhancements

Management of the Company has obtained an approval from the Board of Directors to invest $40,000 in Integrated Technology Systems, Inc. (ITS), a California company that specializes in the design, development, marketing and sales on notebook hard disk enclosures (hard disk caddies). The Company sells these notebook hard disk enclosures to ITS, who markets and resells them to
 OEMs and VARs. The Company plans to place a representative on the ITS Board of Directors concurrent with this investment. Should ITS require additional financing, the Company has the first right of refusal to participate in such financing.

Competition.

The manufacture and distribution of computer peripherals and computer enhancement products are intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. Certain competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems, which are substantially similar or superior to the Company's products. There is no assurance that the Company will be able to continue to develop and sell products that have competitive advantage in the market.

Importance of New Product Development to Growth.

The Company's ability to develop and successfully introduce new products will be a significant factor to its growth and remaining competitive. Development of new product lines is costly and risk intensive. New product development often requires long term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and substantial capital commitments.

There are a number of manufacturing and design risks inherent in engineering high cost custom built prototypes upon which development and contracting decisions are often made, into commercial products that are able to be manufactured in large quantities at acceptable cost. Also, the computer peripheral industry is characterized by rapid technological change. As technological changes occur in the marketplace, the Company may have to modify its products in order to keep pace with these changes and developments.

The introduction of products embodying new technologies, or the emergence of new industry standards, may cause the existing products, or even the products under development, obsolete or unmarketable. Any failure by the Company to anticipate or respond in a cost-effective and timely manner, to government requirements, market trends, and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, results of operations, and financial condition.

Expansion through Acquisitions and Joint Ventures.

From inception of new management in 1997, the Company has experienced rapid growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade these financial reporting systems, or to respond effectively to difficulties encountered pursuing expansion could have a material adverse effect on the Company's business, operating results and financial condition.

The Company intends to expand its product lines and domestic and international markets, in part, through acquisitions. The Company's ability to expand successfully through acquisitions will depend upon the availability of suitable acquisition candidates at the prices acceptable to the Company, upon the Company's ability to consummate such transactions and the availability of financing on terms acceptable to the Company. There can be no assurance that the Company will be successful in completing acquisitions.

Such expansions involve numerous risks, including possible adverse short-term effects on the Company's operating results or the market price of the common stock. These acquisitions and joint ventures may not be subject to approval or review by the Company's stockholders. The Company does not expect that it will obtain an appraisal by any independent appraisers with respect to any such acquisition.

Certain of the Company's future acquisitions may also give rise to an obligation by the Company to make contingent payments or to satisfy certain repurchase obligations, which could have an adverse financial effect on the Company. In addition, integrating acquired businesses may result in a loss of customers or product lines of the acquired businesses and also requires significant management attention and may place significant demands on the Company's operations, information systems and financial resources. The failure effectively to integrate acquired businesses with the Company's operations could adversely affect the Company.

In addition, the Company competes for acquisition opportunities with companies which have significantly greater financial and management resources than those of the Company. There can be no assurance that suitable acquisition opportunities will be identified and that any such transactions can be consummated, or that, if acquired, such new businesses can be integrated successfully and profitably into the Company's operations. Moreover, there can be no assurance that the Company's historic rate of growth will continue and that the Company will continue to successfully expand, or that growth or expansion will result in profitability.

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements, which could cause actual results to differ materially from those projected or forecast in the statements, appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors.

Cautionary Statements and Risk Factors

Limited Operating History; History of Losses and Accumulated Deficits.

While the Company has been in existence since 1969, its operations between 1975 and 1997 were limited to the exploration of acquisition opportunities. Bridge Technology Inc. and its subsidiaries have only been in operation since June 1, 1997. At December 31, 1998, the Company's accumulated deficit was $1,140,935. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

Need for Additional Financing.

Based on its current operating plan, the Company anticipates further capital will be required during the next twelve months to satisfy the Company's expected increased working capital requirements and research and development requirements for its new products already in the planning or development stage. The Company is currently exploring alternative to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders may occur.

Dependence on Key Personnel.

The Company's future performance will depend significantly upon its management. Management of the Company, except for John J. Harwer, Chief Executive Officer, consists of employees "at will". Therefore, if the Company is not successful, management may be replaced by the shareholders. Removal of one or more present officers and directors of the Company and a corresponding reduction in, or elimination of, their participation in the future affairs of the Company, would have a negative effect on the business prospects of the Company.

The loss of service of one or more of key employees could have a material adverse effect on the Company's business and operations. The Company has initially entered into an Employment Agreement with John J. Harwer and pursuant to which Mr. Harwer has agreed to render services to the Company for a period of five years at an annual salary of $200,000. Mr. Harwer has been paid $160,000 for 1998 with the balance of his salary waived. For 1999 to date Mr. Harwer has been paid at the rate of $10,000 per month. Board of Directors, after an annual meeting in May 1999, shall review all officers salaries, including Mr. Harwer, in light of current operating results. The Company does not maintain any insurance on the lives of its senior management.

In addition, the Company's success will be dependent upon its ability to recruit and retain additional qualified personnel. Any failure by the Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

Limited Proprietary Protection.

The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology is not yet protected by any patents. However, the Company's CEO Mr. Harwer is actively developing patent applications for at least three of the Company's technological products. The Company has protected certain products by registering their brand names with the US Copyright office. Therefore, to date the Company has relied primarily on trademark, trade secret and copyright laws to protect its technology. Also, the Company has implemented a policy that most senior and technical employees and third-party developers sign non-disclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If litigation is necessary in the future, to enforce the Company's intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the company's products and intellectual property rights to the same extent as the laws of the United States.

The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties. Although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effecton the Company's business, operating results and financial condition.

Speculative Nature of Company's Proposed Plan.

The success of the Company's proposed plan of operation will depend to a great extent on it management with limited financial resources. Present funding is expected to be sufficient to sustain the Company's present operation through December 31, 1999. If profitable business is not developed quickly, the Company will need additional outside financing to continue its operations. There is no assurance that outside financing will be available to the Company, and if such financing were available that the terms of such proposed financing would be acceptable to the Company.

Lack of Market Research or Marketing Organization.

The Company has determined on its own that a market demand exists for the Company's contemplated business. The Company does not have a separate marketing organization. Present management will market the Company's products and services on a division basis as they are developed. Even if demand identified for computer peripheral concepts to be developed by the Company,there is no assurance the Company will be successful in business.

Lack of Diversification.

The Company's proposed operations, even if successful, will in all likelihood be limited in nature until the Company obtains additional financing expected to be required in calendar year 2000. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular specific field, and therefore increase the risks associated with the Company's operations.

Regulation.

Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities.
In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under theInvestment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Product Liability.

Although the Company has not experienced any product liability claims to date,the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of use of the Company's products brought against the Company, or negative publicity attendant to any such claim, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company intends to procure product liability insurance with coverage limits of $1,000,000 per occurrence and $1,000,000 per year. While the Company believes that these amounts are sufficient, there can be no assurance that amounts are adequate insurance coverage, there can be no assurance that the amount of insurance will be adequate to satisfy claims made against the Company in the future, or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

Limitation of Liability and Indemnification.

The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Nevada General Corporation Law ("Nevada
Law),the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law.

The Company has entered into indemnification agreements with its directors and executive officers which may require the Company, among other things, to indemnify such directors or executive officers against liabilities that arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The Company has not purchased director's and officer's liability insurance. Nevada Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect of any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful.

Nevada Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISION, OR OTHERWISE, THE COMPANY HAS BEEN INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.


Item 3.  Description of Property.

The Company has minimal properties and at this time has no agreements to acquire any properties. The Company's corporate offices, and the offices of its subsidiary Bridge R&D, Inc., are located in sublet facilities at 12601 Monarch Street, Garden Grove, CA. 92841. This facility has approximately 50,000 square feet and it houses corporate offices, manufacturing and warehouse operations. The lease is for 5 years at an average annual rent of $145,000 per year. In addition the Company has entered into a three year lease for additional 2,000 square feet of office and warehouse space in Las Vegas, Nevada at $12,000 per annum.

Item 4.  Patents and Proprietary Rights

The Company is in the process of finalizing several patent applications. The proposed patents involve certain designs that the Company believes will give it a competitive edge. There can be no assurance that the Company's patent applications will result in the issuance of patents. The Company's policy is to file patent applications on a worldwide basis to protect technology, inventions and improvements that are considered important to the development of its business. The Company will, as a matter of policy, seek patent protection in each of the three major geographic markets: United States, Europe and the Pacific Rim. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company has also acquired over 20 brand names that were registered with the U.S. Patent and Trademark office. The Company plans to use these names in the continuous marketing of its products.

Manufacturing

The Company received and maintains the ISO 9002 certification to qualify as an approved vendor for major computer and computer peripheral manufacturers. The Company also uses off-shore vendors to procure certain sub-assemblies, from which the Company then assembles the final products. Before shipment the products are inspected and tested to maintain the high quality and low return levels demanded by the Company's customers.

Item 5.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 6.  Submission of Matters to a Vote of Security Holders

None.

Item 7.  Market Price for Common Equity and Related Stockholder Matters.

The Company's Common Stock is expected to be traded on the NASDAQ OTC BULLETIN BOARD under the symbol "BRDG". The Company has been advised that trading will commence after the filing of this subject Form 10T SB.

As of April 13, 1999, there were approximately 1,800 shareholders of record ofthe Company's Common Stock. Such number was determined from records maintained by the Company's Transfer Agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

The Company has never paid any dividends on its Common Stock. It is management's present intention not to declare or pay cash dividends on the Company's Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

Item 7. Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement.

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, the results of financing efforts, the loss of any significant customers of any business, the effect of the Company's accounting policies, the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and, trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.

Results of Operations for Fiscal Years ended 12/31/1997 and 1998

Net Sales increased 43% from $14,488,828 in fiscal 1997 to $20,737,017 in fiscal 1998. Products and services mix for the fiscal year 1998 has changed substantially in comparison to prior year billings principally due to the development of new core business by the Company in United States and Japan. The Company has added and is expected to continue to add additional products to its product mix.

Gross Profit increased 44% from $2,015,547 in fiscal 1997 to $2,903,698 in fiscal 1998 principally as a result of augmented sales volume. Gross profit as a percentage of net sales was 14% in 1998, the same as in 1997.

Selling and administrative expenses increased 60% from $2,031,309 in fiscal 1997 to $3,250,477 in fiscal 1998 and increased as percentage of sales from 14% to 16%. The increase in SG&A expenses is principally attributed to the substantial increase in business from 1997 to 1998, and the related indirect expenses required to support the sales volume increase, principally indirect salaries and marketing expenses.

Net loss increase 284% from $98,847 in fiscal 1997 to $379,335 in fiscal 1998.Net losses from 1996, 1997 and 1998 are essentially attributed to various subsidiary and division startup costs associated with the substantial increase in business sales such as the setup of the organization and sundry related expenses to enable the Company to pursue its planned growth.

Effects of Inflation.

The Company believes that inflation has not had a material effect on its' net sales and results of operations.

Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internal generated cash and with the private placement of its securities totaling in excess of $1,600,000 to a limited number of accredited investors with knowledge of the Company's operations and plans to expand. The private placement commenced in June 1997 and was completed on or about June 30, 1998.

The Company's capital requirements have been, and will continue to be, significant and its cash requirements have been sufficient to cover its cash flow from operations. At December 31, 1998, the Company had a working capital surplus of $2,157,692 and cash and cash equivalents of $752,015 compared to a working capital surplus of $2,428,318 and cash and cash equivalents of $202,130 at December 31, 1997. Since inception, the Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity and debt securities, and loans.

Net cash used in operating activities in the twelve months ended December 31, 1998 was $1,008,291, as compared to net cash provided of $123,032 in the twelve months ended December 31, 1997 the difference is mainly due to net loss and increase in inventory and trade receivables, decrease in accounts payable and accrued liabilities, and changes in other operating activities.

Net cash used in investing activities in the twelve months ended December 30, 1998 was $267,818 essentially for the purchase of fixed assets, as compared to $92,521 for the purchase of fixed assets in twelve months ended December 31, 1997.

Net cash provided by financing activities in the twelve months ended December 31, 1998 was $1,859,288 as compared to $52,441 used in financing Company's activities in the twelve months ended December 31, 1997. This reflects the cash provided from the issuance of the Company's stock in a private placement.

The Company has obtained approval from the Board of Directors to invest $40,000 in Integrated Technology Systems, Inc., a California Company that specializes in the design, development, marketing and sales of notebook hard disk enclosures.

The Company believes that it can fund the growth of its core business with internally generated cash flow, in addition to its substantial cash reserves and from the sale of its common stock.

Effects of Fluctuation in Foreign Exchange Rates

The Company continues to buy products and services from foreign suppliers.
The Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly owned subsidiary, Newcorp Technology (Japan), had been subject to such currency fluctuations and subsequently suffered significant losses due mainly to the decline of Japanese yen from 106 Yen/dollar to 138.29 Yen/dollar in 1997 and early 1998. In May, 1998, Newcorp Japan changed its sales contracts with its OEM customers from Japanese Yen to U.S. dollars in order to eliminate future material effect of currency fluctuations on its net sales and results of operations.

Fluctuation in Quarterly Results

Quarterly results may be adversely affected in the future by a variety of factors, including the possible costs of obtaining capital, as well as the initial costs associated with the release of new products and promotions taking place within the quarter. The Company plans to fund research and development and its expanded patent work with cash generated from internal operations. To the extent that such expenses proceed, or are not subsequently followed by, increased revenues, the Company's business, operating results and financial condition will be adversely affected.

Year 2000 Issue

Like other companies, the Company could be adversely affected if the computer systems it and its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the Year 2000 issue. Additionally, this issue could also impact non-accounting systems.

The Company has implemented a plan to modify its business technologies to be compliant for the year 2000 and is in the process of converting critical data processing systems and process control systems associated with its accounting and instructional equipment. These projects are expected to be substantially complete by mid-1999 and the cost is estimated to be minimal. The Company does not expect this effort to have a significant effect on operations.

The failure to correct a material Year 2000 problem could result in an interruption in normal business activity. The Company's plan is expected to significantly reduce the risk associated with this issue. However, due to the inherent uncertainty of this issue and dependence on third-party compliance, no assurance can be given that potential failures will not adversely affect the Company's operations, liquidity and financial position.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 130 (SFAS No. 130),
"Reporting Comprehensive Income", issued by the Financial Accounting Standards Board (FASB) is effective for financial statements issued for the periods ending after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes certain standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company has adopted this statement which had no material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information", issued by the Financial Accounting Standards Board (FASB) is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain financial information about operating segments of interim periods issued to shareholders. It also requires that public business enterprise report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has adopted this statement which had no material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132) amended the disclosure requirements for pensions and other postretirement benefits. The Company would not expect the adoption to have significant change on the Company's financial statement disclosures.

Statement of Financial Standards No. 133, Accounting for Derivative
Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Statement of Financial Accounting No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS No. 134) is effective for the first fiscal quarter beginning after December 31, 1998. As the Company does not engage in these types of transactions, the Company does not expect adoption of the new standard on January 1, 1999 to have a material effect on its financial position or results of operations.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The directors and officers of the Company are as follows:

Name                    Age         Position
John J. Harwer          52          CEO & Co-Chairman of the Board

Tetsuji Aoyagi          46          Co-Chairman of the Board

James Djen              45          President and Director

John T. Gauthier        70          CFO & Director

Robert Walling, Esq.    53          Director

Hideki Watanabe         49          Director

Michael Paull           46          Director

The above listed directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There is no family relationship between executive Officers and Directors of the Company.


RESUMES:

James Djen is President and a Director of the Company since November 2, 1998. From January 1994 to date he is the President and Chairman of the Board of PTI Enclosures, Inc. From June 1985 to 1994 he was a Director and Executive Vice President of CMS Enhancement, a New York, Stock Exchange firm. Mr. Djen was granted a Bachelor of Science Degree in Electrical Engineering from National Taiwan University in 1977; a Master of Science Degree in Electrical Engineering from Connecticut's Bridgeport University in 1978 and a Master of Science Degree in Electrical Engineering in 1981 from California State University. Mr. Djen will devote full time to the Company.


John J. Harwer is Chief Executive Officer of the Company since June 1997 and Co-Chairman of the Board of Directors since April 1998. From January 1996 to May 1997, Mr. Harwer owned and managed a computer distribution company, Allied Web Inc. with $35 million in 1996 annual sales. From May 1994 to April 1996, he was a majority owner of SimmSun, Inc. a supplier of computer memory and components to the various domestic and international companies. From January 1990 to May 1994, he was Vice President of Operations and New Product Development for CMS Enhancements, a $200 million NYSE computer peripheral company. From 1971 through 1989, he held senior engineering, marketing and management positions with several companies in the computer industry including Hewlett-Packard, Raytheon, Gerber Scientific, Picker Nuclear, Genrad, and Calcomp. Mr. Harwer also served as technology consultant to Burroughs
(now UNISYS), SHARP USA, GRAPHTEC, HOUSTON INSTRUMENTS, AMTEC and others.
He received his Master of Computer Science degree from Charles University, Prague, Czech Republic in 1971. He took graduate studies in Telecomms at Northeastern University, Boston, Massachusetts. Later on, while working full time, he studied law at night, focusing on Contracts and Intellectual
Property. He also took advanced courses in Fault Tolerant Computing and Data Security at UCLA. He also attended MBA courses at graduate night school of Business at Cal State Fullerton. He has written, conducted, and participated in, numerous management and technology seminars and conferences.
Mr. Harwer devotes full time to the operations of the Company.

Tetsuji Aoyagi is the Co-Chairman of the Board of Directors of the Company since April 1998. He is also the President, Chief Executive Officer and Director of Digital Stream Corporation, a Tokyo, Japan based R&D company. Mr. Aoyagi has over 17 years experience in Research and Development of high technology products, especially in the field of Optical Media Storage and Human Interface field. From 1980 until 1984 he worked at Thompson Research and Development Corporation where he was responsible for all the consumer product developments as a special Scientific Adviser to the President.
In 1985 he founded MOST Corporation in Los Angeles, California, where he was responsible for 3.5 inch Magneto-optical disc drive. Mr. Aoyagi became the General Manager and was responsible for marketing of this Magneto-Optical drive to OEM accounts until 1987. In1987 he founded Digital Stream Corporation in Yokohama, Japan where he is responsible for corporate management. Mr. Aoyagi also served as the Chairman of the Board of Data Stream cooperation, a Joint Venture organized by the Singapore Government and Creative Technology. Mr. Aoyagi received his M.S. Degree in Optics in 1974 from the State University of Pennsylvania at Edinboro. Mr. Aoyagi devotes as much time as possible concurrent with his other responsibilities.

John T. Gauthier is the Chief Financial Officer and Director of the Company, and he was the Chairman of the Board of Directors from March 1997 until April 1998. He is also the Secretary-Treasurer, Chief Financial Officer and Director of the Exell Corporation since June 1995. Since 1984 he is the President of Cottesloe Capital Corporation, a due diligence consulting firm to small businesses. He was Chairman of the Board and Executive Vice President of Americare International Inc., a small capitalization public company in the medical field, from January 1990 to December 1993.
Mr. Gauthier was President and Chairman of the Board of Bond Street Capital Corporation, a small New York-based investment banking firm, from September 1986 to October 1988. For twelve years Mr. Gauthier was President and Chairman of the Board of Datronic Engineers Inc., a small capitalization public company engaged in the design, furnishing and installation of long range telecommunications systems internationally. For six years he was Director of Finance and Administration for Northrop Corporation's subsidiary:
Page communications Engineers, a leading international telecommunications company. He was a former management consultant to the Executive Director of the International Monetary Fund of the World Bank. He was also a Founder and Director of the Free State Bank and Trust Company in Potomac, Maryland. Mr. Gauthier received a Bachelor of Science Degree in Finance from Fordham University in 1953 and completed the MBA program at the Graduate School of Business, George Washington University in 1957. Mr. Gauthier also completed two years of legal training at the Georgetown University Law Center in 1959. Mr. Gauthier devotes as much time as is necessary as the CFO of the Company.

Mike M. Paull is a Director since December, 1998. Mr. Paull is currently Managing Director of the Intelligent Home Systems Group, a product development unit of Microsoft's Hardware Division based in Redmond, WA. Mike has been with Microsoft since 1991, where his teams have identified and shipped new products that enhance the software experience, to include the original trackball for portable computers, ergonomically-designed keyboards, and a wide variety of advanced technology products in the Gaming Devices area such as optically-based joysticks and force-feedback devices.

Mike's current mission it to enable new products and services in the home automation and control markets, to include automation and control services for the Windows (R) Operating System, and participation in Microsoft's Universal Plug and Play (UPnP) vision. Prior to joining Microsoft, Mike spent over 10 years in the design and manufacture of products for the medical industry, to include laminar-flow clean benches, pasteurization systems, and cardiac monitors and defibrillators with Physio-Control Corporation, a world-wide leader in advanced cardiac care equipment. Mike was also Principle Designer at Stratos Product Design Group, where he was involved with product development in a wide variety of consumer-focused areas.

Mike's product development groups have always been " virtual corporations", with globally-dispersed design, manufacturing and test occurring in the United States, Japan, Taiwan, Singapore, Malaysia, China, Ireland and other countries. Many enduring partnerships with both domestic and foreign design and manufacturing partners have fed his teams' successes.

Robert Walling, Esq., is a Director since March 1997. From 1973 until 1975 he was with the legal department of Bank of America, San Francisco, California. From 1988 until he was a partner at Friedman, Peterson, Walling & Lau, a Law practice devoted to mortgage banking, real estate, corporate and tax law. From 1995 Mr. Walling has been in private practice in Newport Beach, California specializing in mortgage banking, real estate, corporate law and tax law. Mr. Walling received LLM degree in taxation from New York University of Law. He also received Juris Doctor degree from University of California, Hastings College of Law, and Bachelor of Arts from University of California. Mr. Walling is a Judge Pro Tem at Harbor Municipal court.Mr. Walling will devote as much time to the company as may reasonably be required.

Hideki Watanabe is a Director of the Company since April 1998. Mr. Watanabe is also the current President of NEWCORP TECHNOLOGY LIMITED, a Tokyo, Japan based electronics technology R&D and sales company that was acquired by Bridge in September 1997. He graduated from Nihon Physical Education College in 1972. From 1972 until 1982 he worked for Wakou-Shoji. From 1983 until 1984 he was the President of Seiei Corporation. In 1995 he co-founded and became the President of Newcorp Technology Limited, where he is responsible for international sales and marketing of high technology products for the company. Mr. Watanabe devotes full time to the Company's operations in Japan.

Karen Chiu is the designated Controller of the Company, effective January 1, 1999. Ms. Chiu is the Controller of PTI Enclosures, Inc. since 1994. She acquired her Bachelor of Business Administration Degree from Providence College in Taiwan in 1975 and her Master of Business Administration from the University of Missouri in 1978. Ms. Chiu is expected to devote full time to the Company.

Richard Fox is General Manager of PTI Enclosures, Inc. since 1990. Mr. Fox worked in various executive capacities over the past ten years, from President of Sigma Sales 1980 to 1990 and General Manager and Vice President of operations for Plessey Peripheral Systems 1980 to 1985. Mr. Fox was awarded a Bachelor's Degree in Electrical Engineering from Utah State University in 1969 and a Masters Degree in Business Administration from Iowa University in 1972. Mr. Fox is expected to devote full time to PTI's operations.

Conflicts of Interest.

Certain members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as Officers and Directors of the Company. Insofar as these officers and directors are engaged in other business activities, management anticipates they will devote less than full time to the Company's affairs. The officers and directors of the Company are now and may in the future become shareholders, Officers or Directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company' s proposed business operations.

The Officers and Directors are, so long as they are Officers or Directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the Officer or Director. If the Company or the companies in which the Officers and Directors are affiliated with both desire to take advantage of an opportunity, then said Officers and Directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions. Investment Company Act of 1940 Although the Company will be subject to regulation under the Securities Act of 1934 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities in the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company's
Board of Directors unanimously approved a resolution stating that it is the Company's desire to be exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

Item 10. Executive Compensation.

The following table shows all cash compensation for services rendered during the last two fiscal years ended December 31, 1998 paid by the Company to each of the Company's executive officers whose cash compensation exceeded $100,000.

                                                Long Term Compensation
                                                ----------------------
                        Annual Compensation    Awards          Payouts

                                     Other   Restr-               All Other
                                     Annual  icted  Sec.          Compen-
Name and                             Compen- Stock  Undrlng  LTIP  sation
Principal                            sation  Award(s)Options/Payouts Warrants
Position  Yr    Sal.($) Bonus($)    ($)     ($)     SAR's($)  ($)    ($)
J.Harwer  1998 158,333     0         0       0       0      0  100,000@$1.75
CEO, and  1997  98,333     0         0       0       0      0        0
Co-Chairman

J.Djen    1998 159,900     0         0       0       0       0  45,000@$3.50
President 1997  82,000     0         0       0       0       0  45,000@$2.00

R.Fox     1998 123,637     0         0       0       0       0  30,000@$3.50
General   1997  73,839     0         0       0       0       0  30,000@$2.00
Manager



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

<TABLE)
(CAPTION)
Name and Address of        Preferred     Common       %
Title of Class
Beneficial Owner           Shares        Shares               Ownership
--------------------------------------------------------------------------
[S]                        [C]          [C]          [C]     [C]
James Djen
12601 Monarch Street                     100,000      1.6     Common
Garden Grove, CA 92841

John T. Gauthier (1)
12601 Monarch Street                           0       0       Common
Garden Grove, CA 92841

John J. Harwer (1)
12601 Monarch Street                     700,000     11.4     Common
Garden Grove, CA 92841

Tetsuji Aoyagi (1)
2-12-38, Aobadai, Aoba-Ku                200,000      4.9     Common
Yokohama-Shi, Kanagawa-Ken, Japan

Robert Walling, Esq.
1650 Town Center Dr, Suite                     0        0     Common
Costa Mesa, CA 92626

Hideki Watanabe (1)
4-14-2 Nagatsuda, Midori-Ku              200,000      4.9     Common
Yokohama-Shi, Kanagawa-Ken, Japan

Cayman Computer
Alliance Corporation
12601 Monarch Street                     413,206     10.1     Common
Garden Grove CA 92841

COMMON
All Officers & directors               1,200,000     25.53    Common
(/TABLE)

Directors as a Group (2)
(1) Officer and/or Director of the Company.
(2) The balance of the Company's outstanding Common Shares are held by more than 1700 persons.


After acquiring PTI Enclosures, Inc., the consolidated activities of granting warrants of the Company in 1997 and 1998 are rolled forward as follows:

                                                      Exercise
                                        Shares         Price
                                       ----------------------------------
Outstanding at January 1, 1997               -     $       -
Warrants granted for 1996 performance  105,000          2.00
Warrants granted for 1997 performance  105,000          3.50
                                       ---------------------
Outstanding at December 31, 1997       210,000
Warrants granted for 1998 performance  360,000     $    1.75
                                       ---------------------
Outstanding at December 31, 1998       570,000
                                       ---------------------

The following table summarizes information about Warrants outstanding as of December 31, 1998:


                        Warrants Outstanding            Warrants Exercisable
                            Weighted
                            Average     Weighted                 Weighted
                            Remaining   Average                  Average
Exercise       Number     Contractual   Exercise        Number   Exercise
Price          Outstanding    Life       Price        Exercisable  Price
--------------------------------------------------------------------------
$1.51 - $2.50  465,000    8 Years      $1.81         465,000    $ 1.81
   $3.50       105,000   19 Years      $3.50         105,000    $ 3.50
               -------                               -------
               570,000                               570,000
               -------                               -------

Item 12.  Certain Relationships and Related Transactions.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation except as disclosed in the Notes to the financial statements.


ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

ARTICLE 1
EXCHANGE OF STOCK

1.1 Agreement to Exchange Stock. On and subject to the terms and conditions of this Agreement, the NEWCORP SHAREHOLDERS agree to transfer and deliver to BRIDGE at the Closing (as defined in Section 1.3, below) certificates representing all shares of the common stock of NewCorp owned by the NEWCORP SHAREHOLDERS, which represent al of the issued and outstanding capital stock of NewCorp (the "NewCorp Stock"), and BRIDGE agrees to acquire from the NEWCORP SHAREHOLDERS all of their right, title and interest in and to the NewCorp Stock. At the Closing, the NEWCORP SHAREHOLDERS shall deliver to BRIDGE certificates representing the NewCorp Stock duly endorsed for transfer or accompanied by appropriate stock powers duly executed in blank. In consideration for the transfer of the NewCorp Stock, BRIDGE shall deliver to the NEWCORP SHAREHOLDERS the consideration as set forth in Section 1.2, below.

1.2 Consideration for NewCorp Stock. In consideration for the transfer of the NewCorp Stock, BRIDGE agrees in transfer and deliver to the NEWCORP SHAREHOLDERS at the Closing duly and validly issued stock certificates representing that number of shares in BRIDGE's common stock equal to the book value of shareholder equity set forth on NewCorp Japan's audited financial statement as of September 30, 1997 divided by the per share book value of shareholder equity set forth on Bridge's audited financial statement as of June 30, 1997 (the "Bridge Stock"). The final number of shares mutually agreed to under this clause is 200,000 shares.

1.3 The Closing. The closing of the transaction contemplated by the Agreement (the "Closing") shall take place at the offices of NewCorp in Japan commencing at 10:00 a.m. local time on November 11, 1997, or such other date as the Parties may mutually determine (the "Closing Date").

ARTICLE 2
REPRESENTATIONS AND WARRANTIES CONCERNING THE TRANSACTION

2.1 Representations and Warranties of the NEWCORP SHAREHOLDERS. The NEWCORP SHAREHOLDERS represent and warrant to BRIDGE that the statements contained in this Section 2.1 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date was substituted for the date of this Agreement throughout this Section 2.1).

2.1.1 Organization of NewCorp. NewCorp is a corporation duly organized, validly existing, and in good standing under the laws of Japan and is qualified to transact business in all jurisdictions in which such qualification is required;

2.1.2 Outstanding Shares. The authorized capital stock of NewCorp consists of one hundred (100) shares of common stock, and as of the date hereof, there are outstanding one hundred (100) shares, all of which have been validly issued and are fully paid and nonaccessable; and all of such outstanding capital stock of NewCorp is owned by the NEWCORP SHAREHOLDERS and is being transferred to BRIDGE hereunder.

2.1.3 Authorization of Transaction. The NEWCORP SHAREHOLDERS have full power and authority to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the NEWCORP SHAREHOLDERS, enforceable in accordance with its terms and conditions. The NEWCORP SHAREHOLDERS need not give any notice to, make any filing with, or obtain any authorization, consent, or approval of any other person or entity or of any government agency in order to execute and deliver this Agreement and to consummate the transactions contemplated by this Agreement.

2.1.4 Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will: (a) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which the NEWCORP SHAREHOLDERS are subject or any provision of NewCorp's charter or bylaws; or (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any material agreement, contract, lease, license, instrument, or other arrangement to which the NEWCORP SHAREHOLDERS or NewCorp are parties or by which they are bound or to which any of their assets are subject.

2.1.5 Capitalization. There are no stock restriction agreements or voting trust agreements or proxies affecting any of the NEWCORP SHAREHOLDER's issued and outstanding capital stock. Except as provided for in this Agreement, there are no outstanding subscriptions, warrants, calls, options, rights, commitments or agreements by which NewCorp or the NEWCORP
SHAREHOLDERS are bound providing for the issuance, purchase, transfer, repurchase or redemption of any shares of NewCorp's capital stock or securities convertible or exchangeable into any class of shares of NewCorp's capital stock.

2.1.6   Financial Statement.  The financial statements of NewCorp
("Financial Statements") as, at and for the period ending September 30, 1997 and December 31, 1996 (copies of which statements are collectively attached hereto as Exhibit "A") as well as all of the books and records previously reviewed by BRIDGE, are true and correct, having been prepared in accordance with generally accepted accounting principles, are consistent with practices followed for prior periods, and present fairly the financial condition of NewCorp at such respective dates and the results of its operations for each of the respective periods. The balance sheet included therein as of September 30, 1997 is hereinafter referred to as the "Reference Balance Sheet."

2.1.7 Absence of Undisclosed Liabilities. Except to the extent reflected or reserved in the Reference Balance Sheet, NewCorp as of such date has no liabilities of any nature, whether accrued, absolute, contingent or otherwise, including without limitation, tax liabilities due or to become due or arising out of any transaction entered into or any state of facts existing prior to the date thereof. The NEWCORP SHAREHOLDERS do not know or have reasonable grounds to know of any basis for the assertion against NewCorp, as of the date hereof, of any liabilities of any nature or in any amount no fully reflected or reserved against in the Reference Balance Sheet. Since the date of the Reference Balance Sheet, NewCorp has not, and between the date hereof and Closing, NewCorp will not have, incurred any liabilities, debts or obligations of any nature whatsoever other than those incurred in the ordinary course of business during such respective periods.

2.1.8 Taxes. NewCorp has paid or adequately provided for any and all federal, state, county, local and foreign taxes, including, without limitation, withholding taxes and social security taxes on all employees, license fees, and any charges levied, assessed or imposed upon any of the property of NewCorp, whether disputed or not, which are now known to be, or are hereafter found to be or to have been due with respect to the conduct of the business of NewCorp and the ownership of its property, up to and through the Closing. NewCorp has filed all federal, state, county, local and foreign tax returns required to be filed by it and has paid all taxes as shown on said returns and all assessments received by it to the extent that such taxes have become due.

2.1.9 Litigation and Regulation. There are no litigation proceedings, suits or governmental proceedings, administrative or judicial, pending, nor to the knowledge of the NEWCORP SHAREHOLDERS threatened, against NewCorp which might materially affect the financial condition, business or property of NewCorp. NewCorp is not subject to, or in violation or default in any material respect of any order, writ, injunction, permit or decree of any court, administrative agency or governmental body and it is in substantial compliance in all material respects with all laws, rules, regulations and orders applicable to its business and is in possession of all governmental licenses and permits necessary to the conduct of its business, and such licenses and permits are valid and in full force and effect. There are no unresolved complaints pending against NewCorp before any governmental agency.

2.1.10 Title to Properties; Liens and Encumbrances. NewCorp has good and marketable title to all of its properties and assets, subject to no mortgage, pledge, lien, conditional sales agreement, encumbrance or charge, unless set forth in the Financial Statements.

2.1.11 Due Performance. Newcorp has performed all obligations required to be performed by it to date and is not in default or alleged to be in default in any respect under, or in violation in any material respect of, any agreement under which NewCorp or any of its properties or assets may be affected, and no other party is in default thereunder, and there exists no condition or event which after notice or lapse of time or both would constitute a default by any party thereto.

2.1.12 Business Conditions. The NEWCORP SHAREHOLDERS have no knowledge of any conditions which would have a material adverse effect upon the business of NewCorp or prevent such business from being carried on in the future.

2.1.13 Disclosure. No representation or warranty by the NEWCORP SHAREHOLDERS in this Agreement or any statement, document or certificate furnished or to be furnished to BRIDGE pursuant thereto, or in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained therein not misleading.

2.1.14 Continuation of the Business. The business of NewCorp will be carried on prior to the Closing diligently and in the same manner as such business was conducted by it prior to the date of this Agreement in the ordinary course of business.

2.1.15 No Reliance on Other Representations. Except for the representations, warranties and promises of BRIDGE expressly set forth herein, the NEWCORP SHAREHOLDERS are not relying upon any representation, warranty, promise or other information of or regarding BRIDGE (including, without limitation, BRIDGE's financial condition or prospects) in agreeing to exchange their Newcorp Stock for Bridge Stock as provided herein. The NEWCORP SHAREHOLDERS acknowledge that they have had full opportunity to obtain and review any and all information of or regarding BRIDGE that they deemed relevant to their decision to exchange their NewCorp Stock.

2.2 Representations and Warranties of BRIDGE. BRIDGE represents and warrants to the NEWCORP SHAREHOLDERS that the statements contained in this
Section 2.2 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date was substituted for the date of this Agreement throughout the Section 2.2).

2.2.1 Organization of BRIDGE. BRIDGE is a corporation duly organized, validly existing, and in good standing under the laws of Nevada and is qualified to transact business in all jurisdictions in which such qualification is required.

2.2.2 Outstanding Shares. The authorized capital stock of BRIDGE consists of Ten Million (10,000,000) shares of common stock and Five Hundred
(500) Shares of preferred stock, and as of the date hereof, there are outstanding One Million Five Hundred Twelve Thousand Three Hundred sixty-eight (1.512,368) shares of common stock and Five Hundred (500) shares of Preferred Stock, all of which have been validly issued and are fully paid and nonassessable.

2.2.3 Authorization of Transaction. BRIDGE has full power and authority to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of BRIDGE, enforceable in accordance with its terms and conditions.

2.2.4 Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will:
(a) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which BRIDGE is subject or any provision of BRIDGE's charter or bylaws; or (b) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any material agreement, contract, lease, license, instrument, or other arrangement to which BRIDGE is a party or by which it is bound or to which any of its assets are subject.

2.2.5 Taxes. BRIDGE has paid or adequately provided for any and all federal, state, county, local and foreign taxes, including, without limitation, withholding taxes and social security taxes on all employees, license fees, and any charges levied, assessed or imposed upon any of the property of BRIDGE, whether disputed or not, which are now known to be, or are hereafter found to be or to have been due with respect to the conduct of the business of BRIDGE and the ownership of its property, up to and through the Closing. BRIDGE has filed all federal, state, county, local and foreign tax returns required to be filed by it and has paid all taxes as shown on said returns and all assessments received by it to the extent that such taxes have become due.

2.2.6 Litigation and Regulation. There are no litigation proceedings, suits or governmental proceedings, administrative or judicial, pending, nor to the knowledge of the BRIDGE threatened, against BRIDGE which might materially affect the financial condition, business or property of BRIDGE. BRIDGE is not subject to, or in violation or default in any material respect of any order, writ, injunction, permit or decree of any court, administrative agency or governmental body and it is in substantial compliance in all material respects with all laws, rules, regulations and orders applicable to its business and is in possession of all governmental licenses and permits necessary to the conduct of its business, and such licenses and permits are valid and in full force and effect. There are no unresolved complaints pending against BRIDGE before any governmental agency.

2.2.7 Title to Properties; Liens and Encumbrances. BRIDGE has good and marketable title to all of its properties and assets, subject to no mortgage, pledge, lien, conditional sales agreement, encumbrance or charge, unless set forth in its financial statements.

2.2.8 Due Performance. BRIDGE has performed all obligations required to be performed by it to date and is not in default or alleged to be in default in any respect under, or in violation in any material respect of, any agreement under which BRIDGE or any of its properties or assets may be affected, and no other party is in default thereunder, and there exists no condition or event which after notice or lapse of time or both would constitute a default by any party thereto.

2.2.9 Business Conditions. BRIDGE has no knowledge of any conditions which would have a material adverse effect upon the business of BRIDGE or prevent such business from being carried on in the future.

2.2.10 Disclosure. No representation or warranty by BRIDGE in this Agreement or any statement, document or certificate furnished or to be furnished to the NEWCORP SHAREHOLDERS pursuant thereto, or in connection with the transactions contemplated hereby, contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements contained therein not misleading.

2.2.11 Continuation of the Business. The business of BRIDGE will be carried on prior to the Closing diligently and in the same manner as such business was conducted by it prior to this date of this Agreement in the ordinary course of business.

2.2.12 No Reliance on Other Representations. Except for the representations, warranties and promises of the NEWCORP SHAREHOLDERS expressly set forth herein, BRIDGE is not relying upon any representation, warranty, promise or other information of or regarding NewCorp (including, without limitation, NewCorp's financial condition or prospects) in agreeing to exchange Bridge Stock for NewCorp Stock as provided herein. BRIDGE acknowledges that it has had full opportunity to obtain and review any and all information of or regarding NewCorp that it deemed relevant to its decision to exchange Bridge Stock for NewCorp Stock.

ARTICLE 3
CONDITIONS TO OBLIGATION TO CLOSE

3.1 Conditions to Obligation of BRIDGE. The obligation of BRIDGE to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

(a) The NEWCORP SHAREHOLDERS shall have delivered the NewCorp Stock as set forth in Section 1.1, above;

(b) The representations and warranties of the NEWCORP SHAREHOLDERS set forth in Section 2.1, above, shall be true and correct in all material respects at and as of the Closing Date;

(c) The NEWCORP SHAREHOLDERS shall have performed and complied with all of its convenants hereunder in all material respects through the Closing;

(d) No action, suit, proceeding, hearing, investigation, charge complaint, claim or demand shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would:
(i)
prevent consummation of any of the transactions contemplated by this Agreement, or (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

(e) All actions by the NEWCORP SHAREHOLDERS in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be satisfactory in form and substance to BRIDGE;

BRIDGE may waive any condition specified in this Section 3.1, above, if it executes a writing so stating at or prior to the Closing.

3.2 Conditions to Obligation of the NEWCORP SHAREHOLDERS. The obligation of the NEWCORP SHAREHOLDERS to consummate the transactions to be performed by them in connection with the Closing is subject to satisfaction of the following conditions:

(a) BRIDGE shall have delivered the Bridge Stock as set forth in Section 1,2, above;

(b) The representations and warranties of BRIDGE set forth in Section
2.2, above, shall be true and correct in all material respects at and as of the Closing Date;

(c) BRIDGE shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

(d) No action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would: (i) prevent consummation of any of the transactions contemplated by this Agreement; or
(ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

(e) All actions to be taken by BRIDGE in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be satisfactory in form and substance to the NEWCORP SHAREHOLDERS;

The NEWCORP SHAREHOLDERS may waive any condition specified in this
Section 3.2, above, if they execute a writing so stating at or prior to the Closing.

ARTICLE 4
SURVIVAL OF REPRESENTATIONS AND WARRANTIES

All of the representations and warranties of the Parties contained in this Agreement shall survive the Closing hereunder (even if the damaged Party knew or had reason to know of any misrepresentation or breach of warranty at the time of Closing) and continue in full force and effect forever thereafter (subject to any applicable statutes of limitations).

ARTICLE 5
MISCELLANEOUS

5.1 No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any individual partnership, corporation, association, joint stock company, trust, joint venture, unincorporated organization, or governmental entity other than the Parties and their respective successors and permitted assigns.

5.2 Entire Agreement. This Agreement, including the documents referred to herein, constitutes the entire agreement among Parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they related in any way to the subject matter hereof.

5.3 Succession and Assignment. No Party may assign either this Agreement or any of his, her or its rights, interest, or obligations hereunder without the prior written approval of the Parties.

5.4 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

5.5 Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

5.6 Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

If to the NEWCORP SHAREHOLDERS:   HIDEKI WATANABE
1894-1 Kamitsuruma
Sagamihara-Shi,
Kanagawa-Ken 228, Japan

If to the BRIDGE:                 John Harwer
12601 Monarch Street
Garden Grove, CA 92841

Copy to:                          Jackson, DeMarco & Peckenpaugh
4 Park Plaza, Suite 1600
Irvine CA 92623

Either Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the addresses set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Either Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the Party notice in the manner herein set forth.

5.7 Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of California without giving effect to any choice or conflict of law provision or rule (whether of the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

5.8 Amendments and Waivers. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by both Parties. No waiver by either Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

5.9 Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

5.10   Attorneys' Fees.

(a) In any action, arbitration proceeding or other litigation
("Litigation") between the parties to declare the rights ranted in this Agreement or to enforce the provisions of this Agreement, the party prevailing in the Litigation, whether at trial or on appeal, shall be entitled to its costs and expenses of suit, including, without limitation, a reasonable sum as and for attorneys' fees incurred in such Litigation. The term "prevailing party" as used in this paragraph shall not be limited to a prevailing plaintiff, but shall also include, without limitation, any party who is made a defendant in Litigation in which damages or other relief or both may be sought against such party and a final judgment or dismissal or decree is entered in such Litigation in favor of such party defendant.

(b) Attorney's fees incurred in enforcing any judgment rendered in connection with the interpretation or enforcement of this Agreement ("Judgment") are recoverable by the party in whose favor such Judgment is rendered, as a separate item of damages. The provisions of this paragraph are severable from the other provisions of this agreement and shall survive any such Judgement, and the provisions of this paragraph shall not be deemed merged into any such Judgment.

5.11 Construction. The Parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be constructed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring either Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. The Parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If either Party has breached any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which the Party has not breached shall not detract from or mitigate the fact that the Party is in breach of the first representation, warranty, or covenant.

5.12 Incorporation of Exhibits, Annexes, and Schedules. The Exhibits, Annexes, and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.

                                     BRIDGE:

                                     BRIDGE TECHNOLOGIES, INC.,
                                     a Nevada corporation

                                     By:  Signed John J. Harwer
                                     Name:  John J. Harwer
                                     Title:  President

                                     NEWCORP SHAREHOLDERS:

                                     Signed Tetsuji Aoyagi
                                     Tetsuji Aoyagi

                                     Signed Hideki Watanabe
                                     Hideki Watanabe




Item 14.  Submission of matters to a Vote of Security Holders
None

             Bridge Technology, Inc. and Subsidiaries



                      _______________________




                 Consolidated Financial Statements

          For the Years Ended December 31, 1997 and 1998



                    _______________________


            Bridge Technology, Inc. and Subsidiaries

            Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants                        F-2

Consolidated Financial Statements
     Balance Sheets                                                      F-3
     Statements of Operations and Comprehensive Loss                     F-4
     Statements of Shareholders' Equity                                  F-5
     Statements of Cash Flows                                            F-6
     Summary of Accounting Policies                                      F-8
     Notes to Financial Statements                                       F-13


       Report of Independent Certified Public Accountants



The Shareholders of
Bridge Technology, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Bridge Technology, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Technology, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.



                                                    BDO Seidman, LLP





Los Angeles, California
March 15, 1999

                      Bridge Technology, Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                                     December 31,
                                                 1997        1998
                                               --------------------
Assets (Note 4)
Current assets:
     Cash                                      $  202,130  $  752,015
     Accounts receivable less allowance         3,183,300   4,710,197
        for doubtful accounts of $47,482
        and $45,571 (Note 7 and 11)
     Subscription receivable (Note 8)           1,213,630      25,000
     Advances to employees                              -      27,500
     Other receivables (Note 7)                    96,941      98,004
     Inventory, less provision of $241,266        961,277   1,320,588
        and $0 (Note 1)
     Other current assets                          79,275     195,789
                                                ----------------------

Total current assets                             5,736,553   7,129,093







Property and equipment, net (Note 2 and 7)         270,818     366,433

Intangible assets, net of amortization of           30,402           -
   $66,623 in 1997
Insurance receivable                                21,903           -
Deferred income tax (Note 3)                        54,580      63,905
Other assets                                        24,900     229,676
                                                 ---------------------

Total assets                                   $ 6,139,156 $ 7,789,107

                                               =======================


Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable (Note 7)                    $ 2,758,397 $3,710,781
   Payable to employee                               13,792     41,161
   Related party payable (Note 7)                    50,000          -
   Accrued liabilities                              164,870    563,071
   Bank Loans payable (Notes 4 and 7)               306,522    632,419
   Other current liabilities                         14,654     23,969
                                                ----------------------

Total current liabilities                         3,308,235  4,971,401

Notes payable, less current portion (Note 5)         13,202    210,213
Notes payable, less current portion to              100,000    100,000
   shareholders (Note 7)
                                                ----------------------
Total liabilities                                 3,421,437  5,281,614

                                                ----------------------


Commitments and Contingencies (Notes 6 and 10)

Shareholders' equity (Notes 7,8,9 and 10):
   Convertible, cumulative and redeemable
      preferred stock, $1 stated value per
      share, 500 shares authorized and
      outstanding, redeemable at $50,000             50,000          -
   Common stock; par value $0.01 per share,
      authorized 10,000,000 shares, 3,482,936
      shares and 6,132,936 shares outstanding
      at December 31, 1997 and 1998                  34,829     61,329
   Additional paid-in capital                     2,182,053  3,600,111
   Stock subscribed                               1,213,630     25,000
   Accumulated deficit                             (759,350)(1,140,935)
   Accumulated other comprehensive income            (3,443)   (38,012)
                                                -----------------------

Total shareholders' equity                        2,717,719  2,507,493


Total liabilities and shareholders' equity      $ 6,139,156 $7,789,107
                                                =======================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                      Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Operation
                           and Comprehensive Loss

                                                           Year Ended
                                                           December 31,
                                                        1997         1998
                                                     ----------------------
Net sales (Notes 7 and 11)                       $ 14,488,828  $ 20,737,017

Cost of sales                                      12,473,281    17,833,319
                                                   ------------------------
Gross profit                                        2,015,547     2,903,698

Selling, general and administrative expense         2,031,309     3,250,477
                                                   ------------------------
Loss from operations                                  (15,762)     (346,779)

Other (income) expense:
     Interest expense, net                             10,943        29,931
     Other expense                                     97,520        (2,034)
                                                    ------------------------
Loss before income taxes                             (124,225)     (374,676)

Income taxes provision (benefit) (Note 3)             (25,378)        4,659
                                                    ------------------------
Net loss                                              (98,847)     (379,335)

Preferred stock dividends                              (1,500)       (2,250)
                                                    ------------------------
Net loss applicable to common shares                $(100,347)    $(381,585)

Weighted average number of common stock outstanding 3,015,813     5,419,239
                                                    ------------------------
Basic and diluted loss per share                    $    (.03)   $    (.07)
                                                    ------------------------

Comprehensive loss and its components consist of the following:

Net loss                                            $ (98,847)    (379,335)
Foreign currency translation adjustment, net of tax     3,491      (34,569)
                                                    -----------------------
Comprehensive loss                                  $ (95,356)   $(413,904)
                                                    -----------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                     Bridge Technology, Inc. and Subsidiaries
                  Consolidated Statement of Shareholders' Equity
                  For the Years Ended December 31, 1997 and 1998

                                                                  Additional
                        Preferred Stock        Common Stock         Paid-in
                       Shares     Amount    Shares     Amount       Capital
Balance,
January 1, 1997            -   $    -      2,732,936   $27,329   $1,600.833

Issuance of preferred stock
on April 1, 1997 (Note 8)500       50,000    -             -           -

Issuance of common stock
(Note 8)                   -          -      750,000     7,500      367,500

Stock Subscribed           -          -            -        -             -

Additional paid-in
  capital                  -          -            -        -       213,720

Net loss                   -          -            -        -             -

Dividends paid             -          -            -        -             -

Translation adjustment     -          -            -        -             -
                         --------------------------------------------------
Balance, December 31, 1997
                         500     50,000    3,482.938    34,829    2,182.053

Subscription collection    -          -    2,300,000   23,000     1,127,000

Subscription collection    -          -            -        -        63,630

Issuance of common stock
  (Note 8)                 -          -      250,000    2,500       122,500

Conversion of preferred
  stock(Note 8)         (500)    (50,000)    100,000    1,000        49,000

Stock subscribed           -          -           -        -             -

Additional paid-in-capital -          -           -        -         55,928

Net loss                   -          -           -        -             -

Dividends paid             -          -           -        -             -

Translation adjustment     -          -           -        -             -
                        --------------------------------------------------
Balance, December 31, 1998
                           - $        -    6,132,936  $61,329   $3,600,111
                        --------------------------------------------------


Continuation of Consolidated Statements of Shareholders'Equity


Other                                                Accumulated
                             Accumulated    Stock   Comprehensive
                               Deficit    Subscription   Loss        Total


Balance,January 1, 1997      $  (659,003) $       -  $  (6,934)  $  962,225

Issuance of preferred stock
 on April 1, 1997 (Note 8) )           -          -          -       50,000

Issuance of common stock
  (Note 8                              -          -          -      375,000

Stock Subscribed                       -   1,150,000         -    1,150,000

Additional paid-in
  capital                              -      63,630         -      277,350

Net loss                         (98,847)          -         -      (98,847)

Dividends paid                    (1,500)          -         -       (1,500)

Translation adjustment                -            -      3,491       3,491
                        ---------------------------------------------------
Balance, December 31, 1997      (759,350)  1,213,630     (3,443)  2,717,719

Subscription collection    -          -  (1,150,000)          -           -
Subscription collection    -          -     (63,630)          -           -

Issuance of common stock
  (Note 8)                            -           -           -     125,000

Conversion of preferred
  stock(Note 8)                       -           -           -           -

Stock subscribed                      -      25,000           -       25,000

Additional paid-in-capital            -           -           -       55,928

Net loss                        (379,335)         -           -     (379,335)

Dividends paid                    (2,250)           -         -       (2,250)

Translation adjustment     -          -             -    (34,569)    (34,569)
                        ----------------------------------------------------
Balance, December 31, 1998    (1,140,935)    $ 25,000  $ (38,012)  $2,507,493
                        -----------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          Bridge Technology, Inc. and Subsidiaries

                          Consolidated Statements of Cash Flows
                     Increase (Decrease) in Cash and Cash Equivalents

                                                  Year Ended December 31,
                                                      1997           1998
                                                  ------------------------
Cash flows from operating activities
  Net loss                                       $ (98,847)     $(379,335)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:

   Depreciation and amortization                   102,579        119,802
   Provision for doubtful accounts                  78,052          6,120
   Provision for slow moving inventory             241,266              -
   Loss on disposal of fixed assets                 21,885         75,409
   Stock related compensation in PTI                30,720              -
   Stock in exchange for services                   33,000          5,928
   Increase (decrease) from changes in operating
    assets and liabilities:
     Trade receivables                          (1,508,698)    (1,526,897)
     Inventory                                     165,408       (359,311)
     Other receivables                             (54,936)        56,418
     Advances to employees                               -        (27,500)
     Prepaid and other assets                      (34,830)      (116,514)
     Other assets                                 (101,383)      (249,679)
     Accounts payable                            1,178,708        952,384
     Accrued liabilities                            52,546        398,201
     Other liabilities                              17,562         36,683

Net cash provided by ( used in) operating
  activities                                       123,032     (1,008,291)
                                                 -------------------------

Cash flows from investing activities
  Purchase of property, plant and equipment       (115,753)      (275,118)
  Intangible assets                                 (7,800)             -
  Proceeds from disposal of fixed assets            31,032          7,300
                                                  ------------------------
Net cash used in investing activities              (92,521)      (267,818)
                                                  ------------------------
Cash flows from financing activities
  Proceeds from loans payable                      529,476        557,499
  Repayments on loans payable                     (931,772)       (34,591)
  Repayments on notes payable and related interest (52,227)             -
  Proceeds from issuance of preferred stock
   in Bridge Technology                             50,000              -
  Proceeds from issuance of common stock
   in Bridge Technology                            375,000      1,275,000
  Repayment on related party payable               (71,418)       (50,000)
  Proceeds from issuance of common stock in PTI     50,000        113,630
  Dividends paid                                    (1,500)        (2,250)
                                                   -----------------------
Net cash provided by (used in) financing
   activities                                      (52,441)     1,859,288
                                                   -----------------------
Effect of exchange rate changes on cash            (35,516)       (58,294)
                                                   -----------------------
Net increase (decrease) in cash and cash
  equivalents                                      (57,446)       524,885


Cash and cash equivalents, beginning of year       259,576        202,130
                                                   -----------------------
Cash and cash equivalents, end of year            $202,130       $727,015

Cash paid during the year for:
  Interest                                        $ 33,051       $ 10,943
  Income taxes                                       2,970          8,659
                                                  -----------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                      Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 Increase (Decrease) in Cash and Cash Equivalents

Supplemental disclosure of non-cash activities:

PTI issued 66,000 shares of common stock in October 1997 in exchange for consulting services provided by one of the Company's minority shareholders and his company at $0.50 per share.

PTI issued 200,000 shares of common stock to convert a subordinate shareholder loan of $100,000 into equity on November 1, 1997.

PTI granted 181,800 options to key employees, all officers and directors for their performances and contributions in 1994 and 1995. Accordingly, a stock compensation cost of $27,270 and a non-employee director compensation cost of $3,450 have been recognized and included in general and administrative expense for 1997.

In 1997 PTI sold 181,800 shares of common stock at $0.50 per share and recorded a stock subscription receivable of $63,630.

In November 1997, the Company issued 100,000 shares of common stock to acquire 100% ownership of Newcorp Technology Limited located in Japan.

PTI issued 11,856 shares of common stock in December 1998 in exchange for consulting services provided by one of the Company's minority shareholders at $0.50 per share.

PTI issued 50,000 shares of common stock in December 1998 in exchange for 100% of the outstanding shares of Classic Trading, Inc. at $0.50 per share.

In 1998 PTI sold 50,000 shares of common stock at $0.50 per share and recordeda stock subscription receivable of $25,000.

In December 1998, the Company issued 1,926,696 shares of common stock in exchange for 100% of the outstanding shares of PTI Enclosures, Inc. See Basis of presentation for details.

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Bridge Technology, Inc. and Subsidiaries
                            Summary of Accounting Policies

Basis of Presentation

Bridge Technology, Inc. (formerly Land Acquisition and Nevada Development Corporation, thereafter, the Company) was organized under the laws of the State of Nevada on April 15, 1969 to conduct real estate business. The Company was unsuccessful in its real estate business accumulating losses in excess of $280,000 and operations ceased in 1972 and prior management kept the Company inactive.

During April 1997, Cayman Computer Alliance Corporation purchased control of the Company from prior management in a private transaction. After this transaction, the name of Land Acquisition and Nevada Development Corporation was changed into Bridge Technology, Inc. At present, the Company is located in California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators.

The Company formed a wholly-owned subsidiary in April 1997 and commenced operation on June 1, 1997 with the name of Bridge R&D, Inc.

On November 1, 1997, the Company exchanged 100,000 shares of its common stock for 100% of issued and outstanding common shares of Newcorp Technology Limited, a research and development corporation organized under the laws of Japan. This transaction was accounted for as a pooling of interest transaction.

On December 14, 1998, the Company issued 1,926,696 shares of its common stock in exchange for 100% equity interest of PTI Enclosures, Inc. (PTI), a computer enclosures entity incorporated in the State of California, via a stock swap transaction. The terms of this transaction were: (1) one share of common stock of the Company was exchanged for one share of common stock of PTI including the shares subscribed before December 14, 1998; and (2) one common stock warrant of the Company was exchanged for one common stock warrant of PTI a total of 210,000 common stock warrants without changing the exercise price. Among the 1,926,696 shares, the actual issued and outstanding shares were 1,876,696 at December 31, 1998. The remaining 50,000 shares of common stock were issued subsequent to December 31, 1998.

This stock swap transaction was accounted for as a pooling of interest. Consequently, the consolidated financial statements report the consolidated financial position, results of operations, changes in shareholders' equity, and cash flows of the Company as if the two entities had been combined for all years presented.

Basis of Accounting

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                      Bridge Technology, Inc. and Subsidiaries
                         Summary of Accounting Policies

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers who are located in various geographical areas. Typically credit terms require payment made by the thirtieth day following the sale. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company does not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

Inventories

Inventories consist principally of microcomputer component parts and are stated at the lower of cost (first-in, first-out) or market.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company's foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

The exchange rates as of December 31, 1997 and 1998 were $1 to 132.40 yen and
113.08 yen and the average rate of exchange during 1997 and 1998 were $1 to
121.60 yen and 130.99 yen.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:

                                                Estimated Useful
                                                 Life (in Years)
                                                ----------------
          Computer equipment                             7
          Furniture, fixtures and equipment             5-7
          Vehicles                                      5-6
          Leasehold improvements                         7

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in statement of operations.

                        Bridge Technology, Inc. and Subsidiaries
                          Summary of Accounting Policies

Revenue Recognition

The Company recognizes revenue when the risk of loss for the product sold passes to the customer and any right of return can be quantified, which is generally when goods are shipped.

Fair Value of Financial Instruments

The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's lines of credit and notes payable approximate fair value because the interest rates on these instruments are subject to change with market interest rate.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts and the deferred income tax asset allowance. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets.
Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactmentdate. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Earnings (Loss) Per Share

In 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where applicable, restated to confirm to the requirements of SFAS No. 128.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 1998 presentation.

                     Bridge Technology, Inc. and Subsidiaries
                        Summary of Accounting Policies

Accounting for the Impairment of Long Lived Assets and of the long-lived Assets to Be Disposed of:Statement of the Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of" (SFAS 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company has adopted this accounting standard and its effects on the financial position and the results ofoperations were immaterial.

Stock-based Compensation:

Statements of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1997.SFAS 123 also encourages, but does not require companies to record compensations utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Disclosures about Segments of an Enterprise and Related Information:

Statements of Financial Accounting Standards No. 131, "Disclosures about Segment of an Enterprise and Related information," ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted this accounting standard on December 15, 1997. There was no material effect on the financial position or the results of operations.

Comprehensive Income (Loss)

During the year ended January 1, 1999 the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners. Adoption of SFAS 130 did not have a material impact on the Company's financial position or results of operations.

New Accounting Pronouncements Not Adopted Yet

In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) amended the disclosure requirements for pensions and other postretirement benefits. The Company would not expect the adoption to have significant change on the Company's financial statement disclosures.

                       Bridge Technology, Inc. and Subsidiaries
                          Summary of Accounting Policies

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either To hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.
                                      F-12

                            Bridge Technology, Inc. and Subsidiaries
                           Notes to Consolidated Financial Statements


Note 1.  Inventory

Inventory consists of:

                                                          December 31,
                                                       1997         1998
                                                  --------------------------
Service parts                                     $1,121,848      $1,253,905
Work in progress                                      80,695          66,683
Provision for slow moving items                     (241,266)              -
                                                  --------------------------
                                                  $  961,277      $1,320,588


Note 2.  Property, Plant and Equipment

Property, plant and equipment consists of:

                                                          December 31,
                                                       1997         1998
                                                   -------------------------

   Furniture, fixtures and equipment                $411,134        $140,124
   Vehicles                                           81,909        90,016
   Computer equipment                                 53,909        91,983
   Leasehold improvements                              7,472       184,582

   Subtotal                                          554,424       506,705

   Accumulated depreciation and amortization        (283,606)     (140,272)

   Property, plant and equipment, net               $270,818      $366,433


Note 3.  Income Taxes

The income tax provision (benefit) is as follows:

                                                     Year Ended December 31,
                                                      1997            1998
                                                     ----------------------
Current
    Federal                                          $       -    $       -
    State                                                4,000        4,000
    Japan                                                  576          654

Total current                                            4,576        4,659

Deferred
    Federal                                                  -
-
    State                                                    -
-
    Japan                                              (29,954)
-

Total deferred                                         (29,954)
-

Total                                                 $(25,378)       $ 4,659
                                                      -----------------------

                               F-13

                 Bridge Technology, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements


Note 3.  Income Taxes (Continued)

The difference between the effective income tax rate and the expected federal statutory rate is as follows:


                                                Year ended December 31,
                                                1997               1998
                                                -----------------------
Federal statutory rate                                 34%    $    34%
Federal utilization of net operating loss             (34)%       (34)%
State taxes, net of federal benefit                     4%          1%
Foreign income tax (benefit)                          (29)%         -%
                                                -----------------------
Effective income tax rate                             (25)%   $     1%

Net deferred tax assets consist of the following:



                                                        December 31,
                                                    1997           1998
                                                    --------------------
Domestic (U.S.)
Deferred tax assets:                                   $9,405  $ 210,757
Valuation allowance                                    (9,405)  (210,757)
                                                    --------------------
Net deferred tax assets                                     -         -

Foreign (Japan)
   Deferred tax assets:
     Net operating loss carryforward                   49,480    201,233
     Accrued liabilities                                5,100          -
     Valuation allowance                                    -   (137,328)
                                                    --------------------
Net deferred tax assets                               $54,580  $  63,905

A 100% valuation allowance was provided at December 31, 1997 and 1998 for the U.S. company, since the Company cannot determine at this time, with reasonable certainty, that the net deferred tax assets will be realized. No valuation allowance was provided at December 31, 1997 for the foreign (Japan) deferred tax assets, however, there was a valuation allowance provided at December 31,1998 for the foreign (Japan) deferred tax assets.

                          Bridge Technology, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements

Note 3.  Income Taxes (Continued)

At December 31, 1997, the Company had available net operating loss carryforwards of approximately $62,700 for U.S. income tax purposes which expire in varying amounts through 2012. Section 382 of the 1986 Internal Revenue code imposes limitations on the use of net operating losses following certain changes in ownership. Such a change occurred during 1997 and 1998.

At December 31, 1998, the Company has available net operating loss carryforwards of approximately $400,000 for U.S. income tax purposes which expires in varying amounts through 2018.

Additionally, one of the subsidiaries of the Company has net operating loss carryforwards, not included above, which are separate return year losses in the amount of approximately $182,000, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryfoward is subject to an annual limitation which does not appear to be significant.

Note 4.  Bank Loans

Bank loans consist of short-term borrowings in the U.S. and Japan. As of December 31, 1997 and 1998, the average interest rates on the short-term borrowings in Japan were 1.86% and 2.15%. Short-term borrowings in Japan of approximately $172,000 were guaranteed by the Chief Executive Officer of Newcorp Technology Limited, ("Newcorp") a Japanese wholly-owned subsidiaryof the Company. Short-term borrowings in Japan of approximately $327,000 were guaranteed by the governmental guarantee association, and newcorp pays a fee to the association for providing the guarantee. The Directors of Newcorp are joint and several guarantors for the association.

A subsidiary of the Company has a revolving line of credit from a commercial bank for working capital purposes. The revolving line of credit enabled the subsidiary to borrow an aggregate amount of principal not to exceed $500,000 at a variable interest rate (0.75% over the bank's prime rate). The revolving line of credit was subject to certain restrictive covenants and was collateralized by substantially all of the assets of the subsidiary. The outstanding balances at December 31, 1997 and 1998 was $0 and $300,000, and the balance of $300,000 was paid off in January 1999.

                        Bridge Technology, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements

Note 5.  Notes and Loans Payable

                                                           December 31,
                                                         1997       1998
                                                        -----------------
Note payable with a foreign (Japan) bank, monthly
 payment of $1,468 including interest of 2.5%,
 due November 2003                                    $     -   $  86,965

Note payable with a foreign (Japan) bank, monthly
 payment of $3,166 including interest of 2.2%,
 due May 2003                                               -     170,534


Loan payable for the purchase of a vehicle, monthly
 payment of $501 including interest at 10.25%,
 collateralized by the related asset, due June
 18, 2001                                             17,609       13,202
                                                    ---------------------
                                                      17,609      270,701

Less current portion                                  (4,407)     (60,488)
                                                    ---------------------
                                                     $13,202     $210,213

The minimum cash payments of $6,009, $6,009 and $3,005 for the auto loan need to be made in 1999, 2000, and 2001.

Note 6.  Commitments and Contingencies

Commitments

The Company signed an operating lease for a building from a related party. The lease term is five years and expires in October 2003. Future minimum rental payments are as follows:

Year Ending December 31,                                            Amount
-------------------------                                       -----------
     1999                                                        $  272,554
     2000                                                           286,909
     2001                                                           291,705
     2002                                                           297,300
     2003                                                           309,192
                                                                 ----------
                                                                 $1,457,660

Total rental expense for the year ended December 31, 1997 and 1998, was $193,715 and $325,495, respectively.
                                      F-16

                         Bridge Technology, Inc. and Subsidiaries
                         Notes to Consolidated Financial Statements

Note 6.  Commitments and Contingencies (Continued)

Commitments (Continued)

The Company entered into a five-year employment contract with an officer of the Company and its U.S. based subsidiary. The annual base salary was at $200,000 per year. The officer has the right to receive up to fifty percent of this base salary as an equivalent amount in the form of common stock of the Company at fair market value. The employment contract is automatically renewable after the five-year period end for unlimited additional terms of three years each. In 1997 the officer decided to waive 50% of his compensation. In 1998 the officer decided to waive the 20% of his compensation.

In 1997 PTI provided a guarantee for a related party loan of $700,000 which bears interest at a rate of 6.21% per annum, maturing at February 2018, with monthly payments of $5,975 and had been used to purchase a building.

Note 7.  Related-Party Transactions

In the ordinary course of business, the Company engaged in transactions with Allied Web, Inc. The President of the Company and major shareholder is also the owner and President of Allied Web, Inc. Sales to and purchases from Allied Web, Inc. for the year ended December 31, 1997 amounted to $1,068,628 and $1,061,373. There was no sales and purchase activity in 1998. The Company also has a receivable in the amount of $35,000 due from Allied Web, Inc. for advances to its President as of December 31, 1997.

The Company purchased certain operating assets (principally computer equipment, furniture and fixture, vehicles, and inventory) from a related party in June, 1997. The purchase was recorded by using net book value of $191,640.

Included in the accompanying consolidated cash flow statements is a repayment of $52,227 to related parties for notes payable and corresponding accumulated interest during year ended December 31, 1997. On November 13, 1996, the Company's foreign subsidiary borrowed $165,500 from one of its directors at an interest rate of 4% per annum. The loan was completely repaid on June 20, 1997.

                        Bridge Technology, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statement

Note 7.  Related-Party Transactions (Continued)

In the ordinary course of business, the Company's wholly-owned foreign subsidiary engaged in transactions with Digital Stream Corporation ("DSC"). The Company's foreign subsidiary has a director and major shareholder in DSC. DSC leases office space to the Company's foreign subsidiary and is entrusted with the Company's foreign subsidiary.

                                                   Year Ended December 31,
                                                      1997           1998
                                                   -----------------------
Digital Stream Corporation ("DSC"):
     Purchases                                  $   6,168     $     6,667
     Rent                                           9,377           9,161
                                                --------------------------

In the ordinary course of business, the Company has purchase arrangements with a related company whose CEO is one of the Company's shareholders. Total purchases from this related company was $1,451,755 and $2,013,767 in 1997 and 1998.

In November, 1997, one of the Company's shareholders loaned $50,000 to PTI bearing no interest and no definite payment terms. The balance was paid in full in January 1998.

On January 15, 1995, PTI signed a promissory note to pay $100,000 to a company wholly-owned by one of the Company's minority shareholders. The note bears no interest and the entire principal balance is due December 1, 2000 unless a public offering is completed, at which time the note shall be cancelled.

In August 1995, one of the Company's shareholders made a subordinated loan of $100,000 to PTI with an interest rate of 10% per annum. The interest was payable on a monthly basis. In November 1997, the total principal balance due was converted to 200,000 shares of common stock at $0.50 per share. During 1997, the total interest paid to the shareholder was approximately $9,200.

Note 8.  Shareholders' Equity

In April 1997 the Company affected a two for one reverse stock split, and 1,512,368 shares of outstanding common stock were exchanged for 756,420 shares of common stock. The financial statements give effect to this reverse stock split for all periods presented.
                                    F-18

                     Bridge Technology, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements

Note 8.  Shareholders' Equity (Continued)

In April 1997 the Company issued 500 shares of preferred stock having a Stated value of $1 per share, for net proceeds of $50,000. Of which 150 shares were issued to an officer. The preferred stock is convertible at the rate of one share of preferred stock to 200 shares of common stock, with quarterly dividend accumulated at 6% per annum, and redeemable at the Company's option for $100 per share at any time after December 31, 1997. In September 1998, the preferred stock holders converted the stock into 100,000 shares of common stock.

In June 1997, the Company issued 750,000 shares of common stock for $.50 per share. Of which, 400,000 shares were issued to an officer.

In November, 1997, the Company issued 100,000 shares of common stock to acquire 100% of Newcorp Technology Limited, a research and development corporation organized under the laws of Japan. The transaction was accounted for as a pooling of interest transaction, therefore, the statement of operation for the years ended December 31, 1997 has been retroactively restated to include all activities of Newcorp Technology Limited.

On December 31, 1997, the Company received fifteen subscriptions for 2,500,000 shares of common stock for $.50 per share and 300,000 shares were subscribed for by an officer. Subsequent to December 31, 1997, the Company received $1,150,000 of the subscription receivable and issued 2,300,000 shares of common stock subscribed.

During September and October 1998, the Company issued 50,000 and 200,000 shares of common stock, respectively, at $0.50 per share and received aggregate proceeds of $125,000.

In December, 1998, the Company issued 1,926,696 shares of common stock to acquire a 100% equity interest of PTI Enclosures, Inc. The transaction was accounted for as a pooling of interest transaction, therefore, the statement of operations for the years ended December 31, 1997 and 1998 have been retroactively restated to include all activities of PTI Enclosures, Inc. The results of the operations of the Companies before the acquisition took place were as follows:


                                                                     Net
                                                                   Income
                                                        Revenue    (Loss)
                                                      ----------------------
Bridge Technology, Inc.
December 31, 1997                                     $4,414,001   $(158,022)
January 1 to December 14, 1998                         5,786,128    (555,967)
                                                      -----------------------
PTI Enclosures, Inc. (Stand Alone)
December 31, 1997                                     10,137,927      57,675
January 1 to December 14, 1998                        12,000,153     117,679
                                                      -----------------------

                         Bridge Technology, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements

Note 9.  Shareholders' Equity in PTI Enclosues, Inc.

During October 1997, two individuals (one is an existing shareholder and Board member of PTI together purchased 100,000 shares of common stock at US$0.50 per share for cash.

During December 1998, PTI sold 100,000 shares of common stock at $0.50 per share to a third party company and received proceeds of $50,000.

During 1998, the Company sold 50,000 shares of common stock at $0.50 per share to two individuals and recorded a common stock subscription receivable of$25,000.

During December 1998, PTI issued 11,856 shares of common stock in exchange for consulting services provided by a shareholder.

During December 1998, PTI acquired a 100% equity interest in Classic Trading Inc. (CTI) through issuing 50,000 shares of common stock at $0.50 per share. The sole owner of CTI was a shareholder of the Company.

Note 10.  Stock Options and Warrants

Historically, PTI had stock based compensation granted as follows:

                                          1994      1995      1996      1997
                                        Options   Options   Warrants
Warrants
                                        -------------------------------------
-
Exercise price                         $   0.35  $   0.35  $  2.00    $  3.50
Directors                                15,000    45,000   45,000     45,000
Officers                                 33,800    60,000   60,000     60,000
Key employees                            17,500    25,500        -          -
                                        -------------------------------------
Total                                  $ 66,300  $130,500  $105,000  $105,000

During December 1997, the Board of Directors meeting of PTI ratified the decisions made by management. All grantees but one exercised their options immediately. During January 1998, one director cancelled 15,000 stock options granted to him.

PTI applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. The difference between the option exercise price of $0.35 and stock issuance price of $0.50 was recognized as employee stock compensation cost. In accordance with APB No. 25, no compensation cost has been recognized for the fair value of options granted to employees. Had the compensation cost for the fair value of option granted to employees been recognized in line with SFAS No. 123, PTI's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                           Bridge Technology, Inc.and Subsidiaries
                          Notes to Consolidated Financial Statements


Note 10.  Stock Options and Warrants (Continued)

                                                             December 1997
                                                             --------------
Net income attributed to common shares:
   As reported                                                $     56,915
   Pro forma                                                        18,551

Basic earnings per share
   As reported                                                $       0.05
   Pro forma                                                          0.01
                                                              -------------

Diluted earnings per share
   As reported                                                $       0.04
   Pro forma                                                          0.01

Option activity in PTI during the year ended December 31, 1997 was as follows:

                                                         Weighted Average
                                             Shares       Exercise Price
                                           ------------------------------
Outstanding at January 1, 1997                    -                  -
Option granted                              196,800              $0.35
Option canceled                             (15,000)
Options exercised                          (181,000)             $0.35

Outstanding at December 31, 1997                  -                  -

Warrant activity in PTI Enclosures, Inc. during the year ended December 31, 1997 and 1998 is as follows:

                                                               Weighted
                                                                Average
                                                                Exercise
                                                      Shares     Price
                                                    --------------------
Outstanding at January 1, 1997                            -  $       -
Warrants granted                                     210,000      2.75

Outstanding at December 31, 1997                     210,000 $    2.75

Outstanding at December 31, 1998                     210,000 $    2.75

                        Bridge Technology, Inc. and Subsidiaries
                       Notes to Consolidated Financial Statements


Note 10.  Stock Options and Warrants (Continued)
The following table summarizes information about stock warrants outstanding as of December 31, 1998 as those warrants were subsequently exchanged into the Company's warrants without changing the exercise price:

                                       Warrants Outstanding
                       --------------------------------------------------
                                      Weighted              Weighted
                                       Average               Average
                                       Exercise             Exercise
   Exercise Price      Shares          Life (Year)            Price
-------------------------------------------------------------------------
      $2.00           105,000          19 Years              $ 2.00
      $3.50           105,000          19 Years              $ 3.50
                      -------
                      210,000

On January 31,1999, the Board of Directors of the Company approved a proposal made by management in December 1998 to grant 360,000 warrants to officer, directors, and consultant for their performance and contribution to the Company in 1997 and 1998. As a result of this approval, a total of 360,000 warrants were granted. Accordingly, a total of 360,000 shares of common stock will be reserved by the Company for issuance upon the exercise of the granted warrants.

Each warrant will entitle the holder to purchase one share of the Company's common stock at a price of $1.75 per share within five years from the grant date. Each warrant is immediately exercisable and will expire if it would not exercised within five years from the grant date. Shares acquired through exercising a warrant will be restricted and will not be registered for trading purpose unless the Company, at its sole discretion, files a registration statement and includes these designated shares. The following table summarizes the total warrants granted:

                   Granting      Warrants      Exercise     Vested   Expiring
                     Date        Granted        Price       Period     Date
                   ----------------------------------------------------------
Warrants granted
 to employees     12/31/98       250,000       $  1.75      None    1/30/2004


Warrants granted
 to non-employees 12/31/98       110,000       $  1.75       None
1/30/2004
                                 -------

Warrants granted                 360,000
                                         -------

The Company follows APB No. 25 and related interpretations for its stock warrants granted to employees. As the exercise price of $1.75 is higher than the stock issuance price of $0.50 in 1998, the Company did not recognize any compensation cost for the warrants granted to employees. Using the Black Scholes option pricing model, the Company determined that the fair value of each warrant granted was $0.00.

                             Bridge Technology, Inc. and Subsidiaries
                            Notes to Consolidated Financial Statements

Note 10.  Stock Options and Warrants (Continued)

Accordingly, the Company did not recognize any compensation cost for the warrants granted to non-employees. The assumptions used were as follows:

                                                         December 31,
                                                            1998
                                                         ------------
Discount rate                                               4.5%
Volatility                                                  0.0%
Expired life                                             5 year
Expected dividend yield                                       -

After acquiring PTI Enclosures, Inc., the consolidated activities of granting warrants of the Company in 1997 and 1998 are rolled forward as follows:


                                                         Exercise
                                             Shares       Price
                                             --------------------
Outstanding at January 1, 1997                    -   $      -
Warrants granted for 1996 performance       105,000       2.00
Warrants granted for 1997 performance       105,000       3.50
                                            ---------------------

Outstanding at December 31, 1997            210,000
Warrants granted for 1998 performance       360,000   $   1.75
                                            ---------------------
Outstanding at December 31, 1998           $570,000
                                            ---------------------



The following table summarizes information about Warrants outstanding as of December 31, 1998:


                      Warrants Outstanding            Warrants Exercisable
                 --------------------------------  -----------------------
                              Weighted
                              Average    Weighted                Weighted
                              Remaining  Average                  Average
                    Number  Contractual  Exercise      Number    Exercise
Exercise Price  Outstanding     Life      Price    Exercisable    Price
$1.51 - $2.50     465,000    8 Years  $   1.81      465,000       $ 1.81
   $3.50          105,000   19 Years  $   3.50      105,000       $ 3.50
                  -------                           -------
                  570,000                           570,000
                  -------                           -------

                              Bridge Technology, Inc. Subsidiaries
                              Notes to Consolidated Financial Statements

Note 11.  Concentration of Customer and Suppliers

During the year ended December 31, 1997 and 1998, one customer accounted for approximately 38% and 46% of the consolidated revenue and 31% and 43% of consolidated accounts receivable at December 31, 1997 and 1998.

Two vendors accounted for 36% of the consolidated total purchases during the year ended December 31, 1997. Three vendors accounted for 41% of the consolidated total purchases during the year ended December 31, 1998.

BRIDGE TECHNOLOGY, INC.
FORM 10-KSB
SEC FILE NO. 0-24767

ITEM 15. INDEX OF EXHIBITS

_____________________________________________________________


- Exhibit  3 (i)  Articles of Incorporation of Bridge R & D, Inc., as
           dated June 25, 1997, (incorporated herein by reference to Exhibit 3 (i) of Bridge Technology, Inc. Form 10-SB,
           Amendment # 1 , filed November 16, 1998 with the Commission).

           Incorporation of Bridge Technology, Inc., as amended April 21,1997 (incorporated herein by reference to Exhibit 3 (i) of Bridge Technology, Inc. Form 10-SB, Amendment # 1 , filed November 16, 1998 with the Commission).

           Newcorp Technology, Inc. (Nevada)

- Exhibit  3 (ii) By-laws of Bridge Technology, Inc., as dated August 1,
1997,
           (incorporated herein by reference to Exhibit 3 (ii) of Bridge Technology, Inc. Form 10-SB, Amendment # 1 , filed November 16, 1998 with the Commission).

- Exhibit  4 Determination of Shareholder Preferences, held April 21, 1997 in
           Cypress, California, (incorporated herein by reference to Exhibit 4 of Bridge Technology, Inc. Form 10-SB, Amendment # 1 , filed November 16, 1998 with the Commission).


- Exhibit 10      Material Contracts
           A) Purchase of Assets of Allied Web Agreement, as reviewed 11/13/98,(incorporated herein by reference to Exhibit
               10, A) of Bridge Technology, Inc. Form 10-SB, Amendment # 1, filed November 16, 1998 with the Commission).

,          B)  John Harwer Employment Agreement, dated June 1,1997, (incorp-
               orated herein by reference to Exhibit 10, B) of Bridge
               Technology,Inc. Form 10-SB, Amendment # 1, filed November 16,
               1998 with the Commission).

           C) EEMB China Agreement, reviewed 11/13/98, as entered into November 11, 1997 (incorporated herein by reference to
Exhibit
               C) of Bridge Technology, Inc. Form 10-SB, Amendment # 1, filed November 16, 1998 with the Commission).


           D) Newcorp Japan Stock Exchange Agreement, as entered into November 11, 1997 (incorporated herein by reference to Exhibit 10 D) of Bridge Technology, Inc. Form 10-SB, Amendment #2 filed filed December 23, 1998, with the Commission).

           E)  Classic Trading Agreement

- Exhibit 21      Subsidiaries of the Registrant
                   Newcorp Technology, Inc. (Nevada)
                   PTI Enclosures, Inc.,; Newcorp Technology Ltd. (Japan); Newcorp Technology, Inc (USA); Bridge R & D, Inc,. (incorporated herein by reference to Exhibit 21 of the Bridge Technology, Inc. Form 10-SB, filed August 10, 1998, with the Commission.)

- Exhibit 27      Financial Data Schedules
          - Audited financial statements for one year ending December 31, 1997. (Incorporated here by reference to Exhibit 27 of the Bridge Technology, Inc. Form 10-SB Amendment #2, filed December 23, 1998 with the Commission).

          - Unaudited financial statements for 6 months ending June 30, 1998 Incorporated here by reference to Exhibit 27 of the Bridge Technology, Inc. Form 10-SB Amendment #2, filed
             December 23, 1998 with the Commission).

          - Audited financial statements December 31, 1997 and December 31,
             1998

- Exhibit 99      Additional contracts

                - Incentive Stock Option Plan

                - Assignment of Trademarks

                - Property Lease

                     ASSIGNMENT OF TRADEMARKS

   TrademarkRegistration No.  Date           Class No.

DIGIDISK            2,203,190           11/10/98       9
SANSEI              2,204,363           11/17/98       9
KYOJIN              2,203,209           11/10/98       9
HOKUTOSEI           2,204,367           11/17/98       9
MISAIRU             2,203,194           11/10/98       9
YOKOHAMA            2,203,207           11/10/98       9
YAMAI               2,203,192           11/10/98       9
OPTSTOR             2,203,191           11/10/98       9
SONAI               2,201,965           11/03/98       9
TAKAYA              2,203,193           11/10/98       9
TOYICHI             2,204,369           11/17/98       9
HANSHIN             2,203,206           11/10/98       9
HIDEKI              2,203,205           11/10/98       9
MISAKI              2,203,208           11/10/98       9
NANYO               2,204,370           11/17/98       9
MIRAI               2,204,362           11/17/98       9
HIMAX               2,207,528           12/01/98       9
HIKARI              2,207,529           12/01/98       9
YOMIKI              serial 75/199987         11/17/98 registered 9

ASSIGNOR:
WEB, INC.
     A California Corporation
     59 Sillero
     Rancho Santa MArgarita, California 92688


ASSIGNEE:
     BRIDGE R&D, INC.
     A Nevada Corporation
     12601 Monarch
     Garden Grove, California 92601

     Assignor is, and has been, the owner of the above trademarks since the above dates of registration.
     For valuable consideration received, Assignor hereby grants and assigns to Assignee Assignor's entire interest in the trademark and its registration, together with that part of the goodwill of Assignor's business connected with the use of and symbolized by the marks.

ALLIED WEB, INC.,
a California Corporation

by:Signed

John J. Harwer, President