Form 10KSB/A
period 1998-12-31
BRIDGE TECHNOLOGY INC
filed 1999-04-26
CIK 1048273

DATE: April 23, 1999
THIS DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF REGULATION S-T

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549


                            Form 10-KSB, AMENDMENT #1

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State number of shares outstanding: 6,182,936

     Registrant's Form 10-SB and subsequent amendments 1 and 2 which were initially filed in August 1998 with the Securities and Exchange Commission in connection with the Registrant's Registration Statement is incorporated by reference into Part I, II and III of this report as well as certain exhibits filed with the Registrant's Registration Statement.

TABLE OF CONTENTS                                            PAGE

PART I

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Item 7.  Financial Statements.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

PART III

Item 9.  Directors, Executive officers, Promoters and Control
          Persons.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits and Reports on Form 8-K                               .

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

PTI Enclosures, Inc.

Through a stock swap transaction effective December 14, 1998, the Company acquired 100% of the equity interest in PTI Enclosures, Inc. which has one operating subsidiary: Classic Trading, Inc. (CTI), and one inactive subsidiary, Dyna-5 International, Inc..

PTI Enclosures, Inc. (PTI)

PTI Enclosures, Inc. (PTI) main business focuses on designing, developing, manufacturing, testing, and selling customer-designed enclosures and power supplies for computer peripherals and other electronics devices.
Its customers include major computer and computer peripheral manufacturers who use PTI's capabilities to produce OEM products manufactured to their exact specifications. All OEM based and custom designed products provide high quality at competitive prices. PTI also sells products to sub-system integrators who add the peripherals and software to PTI's enclosures and then sell these complete products to the end users. The enclosures PTI provides encompass hard drive enclosures, tape enclosures, CD tower enclosures, DVD tower enclosures, RAID enclosures, and server types of other enclosures. PTI also supplies enclosures and power supplies for several special-purpose systems.

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

Newcorp Technology, Inc. (USA)

Newcorp Technology, Inc. (USA) was established under the laws of the State of Nevada in March 1999 and has two divisions: InkJet America and EEMB Batteries.

At present, InkJet America division is buying, packaging, and selling replacement inkjet printer cartridges to selected customers and distributors. At the initial stage, InkJet America division has a limited sales volume.
The division plans to increase sales volume to several thousand pieces per month. Once reaching sufficient sales volume of cartridges, it plans to procure a specialized filling machine and manufacture its own brand name inkjet printer cartridges.

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

The primary mission of Newcorp Technology, Inc. (USA) is to innovate by identifying, evaluating and procuring technologies that provide new products with substantial added value. Newcorp USA plans to introduce several new products in the near future. These products integrate new-generation PC and energy related technologies to create an innovative solution for mobile computer users. Newcorp USA is actively pursuing the acquisition and licensing of additional new technologies from several major high technology companies, principally in Japan and USA. Newcorp USA plans to develop, license or acquire products that it is able to sell through its existing sales channels. Newcorp USA is also in discussions with several companies, which offer products that would complement or supplement the Company's core products. These products could ultimately increase Newcorp USA sales revenues. Newcorp USA plans to invest in several such products and/or technologies related to both hardware and software. Newcorp USA commenced discussions with several potential licensing or acquisition candidates in hopes to negotiate firm contracts.

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

Bridge R&D, Inc.

Bridge R&D has three operating divisions: ADTX USA, DataStor and DVD
Technology.

ADTX USA

ADTX USA is a division of Bridge R&D Inc. Its main product is a family of Redundant Array of Independent Drives (RAID) subsystems. These systems are purchased from Advanced Technology and Systems Co., Ltd. an IBM Joint Venture in Fujisawa Japan (hereinafter referred to as "ADTX Japan").
The Company established a close relationship with ADTX Japan, which allows ADTX USA to organize and manage US operations on a contractual basis, initially in North America and Europe. ADTX USA also sells on a non-exclusive basis in other geographical areas including South America and China.

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

DataStor

DataStor is a division of Bridge R&D, Inc. It identifies, designs, develops, lightly manufactures, assembles, tests, and distributes metal and plastic enclosures, brackets and enhancement kits for a variety of computer platforms. Certain products are produced under specific contracts with several manufacturers. DataStor also sells external peripheral kits consisting of enclosures and power supplies, mounting brackets for various peripheral devices, and complete kits for integration of various peripheralsinto PC systems. DataStor supplies over 60 different mass storage products, including enclosures for 1 to 7 drives, drive mounting brackets, and fixed and removable mounting bracket kits. DataStor also procures, markets, sells, and supports a family of medium size RAID-ready enclosures and subsystems through selected distribution channels.

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

DVD Technology.

DVD Technology division is completing the design of advanced CD/DVD tower and it is planning to source the design of a mixed peripherals enclosures for sale to OEMs, value added resellers and systems integrators. CD/DVD towers provide users access to data on several optical media disks (CD and DVD).Principal advantage of this media is that it is read-only. This can be valuable for companies requiring source of data that can not be changed by any of the users accessing such data. Read-only media can also provide immunity against potential viruses or changes to data by unauthorized users of Internet and Web sites. DVD drive technology is still undergoing fast changes, including the diverse standards provided by different manufacturers. Even though DVD is believed to become the technology if choice for Video content storage, there can be no assurance that the Company will be successful in managing the rapid technology changes that are taking place.

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

The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties. Although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements.
There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.

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

Lack of Market Research or Marketing Organization.

The Company has determined on its own that a market demand exists for the Company's contemplated business. The Company does not have a separate marketing organization. Present management will market the Company's products and services on a division basis as they are developed. Even if demand identified for computer peripheral concepts to be developed by the Company, there is no assurance the Company will be successful in business.

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

Product Liability.

Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of use of the Company's products brought against the Company, or negative publicity attendant to any such claim, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company intends to procure product liability insurance with coverage limits of $1,000,000 per occurrence and $1,000,000 per year. While the Company believes that these amounts are sufficient, there can be no assurance that amounts are adequate insurance coverage, there can be no assurance that the amount of insurance will be adequate to satisfy claims made against the Company in the future, or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

Limitation of Liability and Indemnification.

The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Nevada General Corporation Law ("Nevada
Law), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law.

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

Nevada Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care. INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISION, OR OTHERWISE, THE COMPANY AS BEEN INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION
SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.


Item 2.  Description of Property.

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

The Company is in the process of finalizing several patent applications. The proposed patents involve certain designs that the Company believes will give it a competitive edge. There can be no assurance that the Company's pantent applications will result in the issuance of patents. The Company's policy is to file patent applications on a worldwide basis to protect technology, inventions and improvements that are considered important to the development of its business. The Company will, as a matter of policy, seek patent protection in each of the three major geographic markets: United States, Europe and the Pacific Rim. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company has also acquired over 20 brand names that were registered with the U.S. Patent and Trademark office. The Company plans to use these names in the continuous marketing of its products.

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

Item 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

The Company's Common Stock is expected to be traded on the NASDAQ OTC BULLETIN BOARD under the symbol "BTGY". The Company has been advised that trading will commence after the filing of this subject amendment to Form 10KSB.

As of April 13, 1999, there were approximately 1,800 shareholders of record of the Company's Common Stock. Such number was determined from records maintained by the Company's Transfer Agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

The Company has never paid any dividends on its Common Stock. It is management's present intention not to declare or pay cash dividends on the Company's Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Net loss increase 284% from $98,847 in fiscal 1997 to $379,335 in fiscal 1998. Net losses from 1996, 1997 and 1998 are essentially attributed to various subsidiary and division startup costs associated with the substantial increase in business sales such as the setup of the organization and sundry related expenses to enable the Company to pursue its planned growth.

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

Item 7.  Financial Statements

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


Continuation of Consolidated Statements of Shareholders' Equity


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

                     Bridge Technology, Inc. and Subsidiaries
                        Summary of Accounting Policies

Accounting for the Impairment of Long Lived Assets and of the long-lived Assets to Be Disposed of:Statement of the Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of" (SFAS 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company has adopted this accounting standard and its effects on the financial position and the results of operations were immaterial.

Stock-based Compensation:

Statements of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1997. SFAS 123 also encourages, but does not require companies to record compensations utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Note 4.  Bank Loans

Bank loans consist of short-term borrowings in the U.S. and Japan. As of December 31, 1997 and 1998, the average interest rates on the short-term borrowings in Japan were 1.86% and 2.15%. Short-term borrowings in Japan of approximately $172,000 were guaranteed by the Chief Executive Officer of Newcorp Technology Limited, ("Newcorp") a Japanese wholly-owned subsidiary of the Company. Short-term borrowings in Japan of approximately $327,000 were guaranteed by the governmental guarantee association, and newcorp pays a fee to the association for providing the guarantee. The Directors of Newcorp are joint and several guarantors for the association.

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

During 1998, the Company sold 50,000 shares of common stock at $0.50 per share to two individuals and recorded a common stock subscription receivable of $25,000.

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



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The directors and officers of the Company are as follows:

Name                    Age         Position
John J. Harwer          52          CEO & Co-Chairman of the Board

Tetsuji Aoyagi          46          Co-Chairman of the Board

James Djen              45          President and Director

John T. Gauthier        71          CFO & Director

Robert Walling, Esq.    53          Director

Hideki Watanabe         49          Director

Michael Paull           46          Director

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

Tetsuji Aoyagi is the Co-Chairman of the Board of Directors of the Company since April 1998. He is also the President, Chief Executive Officer and Director of Digital Stream Corporation, a Tokyo, Japan based R&D company. Mr. Aoyagi has over 17 years experience in Research and Development of high technology products, especially in the field of Optical Media Storage and Human Interface field. From 1980 until 1984 he worked at Thompson Research and Development Corporation where he was responsible for all the consumer product developments as a special Scientific Adviser to the President.
In 1985 he founded MOST Corporation in Los Angeles, California, where he was responsible for 3.5 inch Magneto-optical disc drive. Mr. Aoyagi became the General Manager and was responsible for marketing of this Magneto-Optical drive to OEM accounts until 1987. In 1987 he founded Digital Stream Corporation in Yokohama, Japan where he is responsible for corporate management. Mr. Aoyagi also served as the Chairman of the Board of Data Stream cooperation, a Joint Venture organized by the Singapore Government and Creative Technology. Mr. Aoyagi received his
M.S. Degree in Optics in 1974 from the State University of Pennsylvania at Edinboro. Mr. Aoyagi devotes as much time as possible concurrent with his other responsibilities.

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

Mike M. Paull is a Director since December, 1998. Mr. Paull is currently Managing Director of the Intelligent Home Systems Group, a product development unit of Microsoft's Hardware Division based in Redmond, WA. Mike has been with Microsoft since 1991, where his teams have identified and shipped new products that enhance the software experience, to include the original trackball for portable computers, ergonomically-designed keyboards, and a wide variety of advanced technology products in the Gaming Devices area such as optically-based joysticks and force-feedback devices. Mr. Paull's current mission it to enable new products and services in the home automation and control markets, to include automation and control services for the Windows (R) Operating System, and participation in Microsoft's Universal Plug and Play (UPnP) vision. Prior to joining Microsoft, Mike spent over 10 years in the design and manufacture of products for the medical industry, to include laminar-flow clean benches, pasteurization systems, and cardiac monitors and defibrillators with Physio-Control Corporation, a world-wide leader in advanced cardiac care equipment. Mike was also Principle Designer at Stratos Product Design Group, where he was involved with product development in a wide variety of consumer-focused areas. Mr. Paull's product development groups have always been " virtual corporations", with globally-dispersed design, manufacturing and test occurring in the United States, Japan, Taiwan, Singapore, Malaysia, China, Ireland and other countries. Many enduring partnerships with both domestic and foreign design and manufacturing partners have fed his teams' successes.

Robert Walling, Esq., is a Director since March 1997. From 1973 until 1975 he was with the legal department of Bank of America, San Francisco, California. From 1988 until he was a partner at Friedman, Peterson, Walling & Lau, a Law practice devoted to mortgage banking, real estate, corporate and tax law. From 1995 Mr. Walling has been in private practice in Newport Beach, California specializing in mortgage banking, real estate, corporate law and tax law. Mr. Walling received LLM degree in taxation from New York
University of Law. He also received Juris Doctor degree from University of California, Hastings College of Law, and Bachelor of Arts from University of California. Mr. Walling is a Judge Pro Tem at Harbor Municipal court. Mr. Walling will devote as much time to the company as may reasonably be required.

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

Name and Address of        Preferred     Common       %
Title of Class
Beneficial Owner           Shares        Shares               Ownership
--------------------------------------------------------------------------
James Djen (1)
12601 Monarch Street                     100,000      1.6     Common
Garden Grove, CA 92841

John T. Gauthier (1)
12601 Monarch Street                           0       0       Common
Garden Grove, CA 92841

John J. Harwer (1)
12601 Monarch Street                     700,000     11.4     Common
Garden Grove, CA 92841

Tetsuji Aoyagi (1)
2-12-38, Aobadai, Aoba-Ku                200,000      4.9     Common
Yokohama-Shi, Kanagawa-Ken, Japan

Robert Walling, Esq. (1)
1650 Town Center Dr, Suite                     0        0     Common
Costa Mesa, CA 92626

Hideki Watanabe (1)
4-14-2 Nagatsuda, Midori-Ku              200,000      4.9     Common
Yokohama-Shi, Kanagawa-Ken, Japan

Cayman Computer
Alliance Corporation
12601 Monarch Street                     413,206     10.1     Common
Garden Grove CA 92841

COMMON
All Officers & Directors (2)           1,200,000     25.53    Common

(1) Officer and/or Director of the Company.
(2) Officers and Directors as a Group. The balance of the Company's outstanding Common Shares is held by approximately 1700 persons.


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

Item 12.  Certain Relationships and Related Transactions.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation except as disclosed in the Notes to the financial statements.


ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

- Exhibit 3 (i)  Articles of Incorporation

   a)  Newcorp Technology, Inc. (Nevada), Incorporated March 15, 1999

   b) - Bridge Technology, Inc. as amended April 21, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10SB, Amendment #2,
          Exhibit 3(i)filed December 23, 1998 with the Commission).
       - Bridge R & D, Inc. Incorporated June 25, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2,
          Exhibit 3 (i) filed December 23, 1998 with the Commission).

- Exhibit 3.(ii)  By-laws of Bridge Technology, Inc., as dated August 1,
                   1997, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 3 (ii) filed December 23, 1998 with the Commission).

- Exhibit 4 Determination of Shareholder Preferences, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2,
             Exhibit 4, filed December 23, 1998 with the Commission).

- Exhibit 10  Material Contracts

           A)  Classic Trading, Inc. Agreement

           B) Allied Web, Inc. Purchase of Assets Agreement,(incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2 Exhibit 10, A) filed December 23, 1998 with the Commission).

           C) John Harwer Employment Agreement, dated June 1, 1997, (incor-porated herein by reference to Bridge Technology, Inc.
                Form 10-SB, Amendment #2, Exhibit 10 B) filed December 23, 1998 with the Commission).

           D) EEMB, Co. Ltd. China Agreement dated November 11, 1997, (incorporated herein by reference to Bridge Technology
                Inc. Form 10-SB, Amendment #2, Exhibit 10 C) filed December 23, 1998 with the Commission).

           E) Newcorp Technology, LTd. (Japan) Stock Exchange Agreement, as entered into November 11, 1997, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit D) filed December 23, 1998, with the Commission).

- Exhibit 21  Subsidiaries of the Registrant

               A)  Newcorp Technology, Inc. (Nevada) March 1999

               B)  PTI Enclosures, Inc.(California) July 1993

               C)  Newcorp Technology, Inc. (Japan)

               D)  Bridge R & D, Inc. (California)

- Exhibit 27  Financial Data Schedule

- Exhibit 99  Additional Contracts

               A)  Assignment of Trademarks

               B)  Property Lease

               D)  Incentive Stock Option Plan (incorporated herein by
                    reference to Bridge Technology, Inc. Form 10-SB, Amend-ment #2, filed December 23, 1998, with the Commission).