Form 10QSB
period 1999-03-31
BRIDGE TECHNOLOGY INC
filed 1999-05-17
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
                  For the quarterly period ended March 31, 1999
                                                 --------------



Bridge Technology, Inc.
------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


Nevada                                              59-3065437
------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (IRS Employer
 or organization)                                    Identification No.)

12601 Monarch Street, Garden Grove, CA 92841
------------------------------------------------------------------------
(Address of principal executive offices)


(714) 891-6508
------------------------------------------------------------------------
(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No []


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes []    No []


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
6,782,936
---------

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

               PART 1   FINANCIAL INFORMATION


Item 1.  Financial Statements

                Bridge Technology, Inc. and Subsidiaries
                    Consolidated Balance Sheets

                                               December 31,   March 31,
                                                      1998        1999
                                                  (Audited) (Unaudited)
Assets
Current assets:
  Cash                                           $   752,015 $1,011,685
  Accounts receivable                              4,710,197  3,702,943
  Subscription receivable                             25,000     25,000
  Other receivables                                   98,004     86,916
  Inventory                                        1,320,588  1,810,944
  Advances to employees                               27,500     17,453
  Other current assets                               195,789    155,214

Total current assets                               7,129,093  6,810,155

Property and equipment, net                          366,433    511,451

Trademark, net of amortization                             -        597
Deferred income tax                                   63,905     59,247
Other assets                                         229,676    265,688

Total assets                                     $ 7,789,107 $7,647,138

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                               $ 3,710,781 $3,554,516
  Payable to employee                                 41,161          -
  Accrued liabilities                                563,071    164,469
  Loans payable                                      632,419    433,751
  Other liabilities                                   23,969    340,582

Total current liabilities                          4,971,401  4,493,318

Notes payable, less current portion                  210,213          -
Notes payable, less current portion to shareholders  100,000    100,000

Total liabilities                                  5,281,614  4,593,318


Commitments and Contingencies

Shareholders' equity
   Common stock; par value $0.01 per share, authorized
   10,000,000 shares, 6,132,936 shares outstanding at
   December 31, 1998, 6,732,936 shares outstanding at
   March 31, 1999                                     61,329     67,329
  Additional paid-in capital                       3,600,111  4,044,111
  Stock subscribed                                    25,000     25,000
  Accumulated deficit                             (1,140,935)(1,062,657)
  Translation adjustment                             (38,012)   (19,963)

Total shareholders' equity                         2,507,493  3,053,820

Total liabilities and shareholders' equity        $7,789,107 $7,647,138


See accompanying summary of accounting policies and notes to consolidated financial statements

                                  F1

                 Bridge Technology, Inc. and Subsidiaries
                  Consolidated Statements of Operations

                                            Three Months    Three Months
                                               Ended           Ended
                                            March 31,        March 31,
                                                1998             1999
                                            (UnAudited)     (Unaudited)

Net sales                                  4,740,388        7,717,557

Cost of sales                              4,097,239        6,934,706

Gross profit                                 643,149          782,851

Selling, general and                         737,549          658,399
  administrative expense

Income (Loss) from operations                (94,400)         124,452

Other income(expense):
  Interest expense                            (6,289)          (8,684)
  Other income                                10,421            3,018
  Exchange gain(loss)                          8,373             (208)

Income (Loss) before income taxes            (81,895)         118,578

Income Taxes provision:
  Current                                          -           40,300
  Deferred                                         -                -
Net income (loss)                            (81,895)          78,278

Net income (loss) applicable to common       (81,895)          78,278
  shares

Weighted average number of                 3,482,936        6,239,603
  common stock outstanding

Earnings (Loss) per share                    $ (0.02)         $  0.01

See accompanying summary of accounting policies and notes to consolidated financial statements.

                               F-2

                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                               Three Months Three Months
                                                    Ended        Ended
                                                  March 31,    March 31,
							          1998         1999
                                                (UnAudited)  (Unaudited)
Cashflows from operating activities
  Net income (loss)                             $  (81,895)  $   78,278
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
  Depreciation and amortization                     19,484       26,042
  Provision for doubtful accounts                  145,904            -
  Provision for slow moving inventory                    -       20,000
  Increase (decrease) from changes in operating
    assets and liabilities:
      Trade receivables                           (157,206)   1,007,473
      Inventory                                   (580,874)    (510,356)
      Other receivables                           (223,320)      11,088
      Prepaid and other assets                     (90,958)      50,622
      Other assets                                 (43,440)     (36,012)
      Accounts payable and accrued liabilities     746,575     (554,867)
      Other liabilities                             33,506      314,452

Net cash provided by (used in) operating          (232,224)     367,720
   activities

Cash flows from investing activities
  Purchase of property, plant and equipment        (32,817)    (170,502)
  Addition to intangible assets                          -         (597)

Net cash used in investing activities              (32,817)    (171,099)

Cash flows from financing activities
  Borrowings on loans payable                      121,764            -
  Payments on loans payable                         (1,177)    (198,668)
  Payments on notes payable and related interest   (50,000)    (210,213)
  Net proceeds from issuance of common stock       646,000      450,000

Net cash provided by financing activities          716,587       41,119

Effect of exchange rate changes on cash              5,240       21,930

Net increase in cash and cash equivalents          456,786      259,670

Cash and cash equivalents, beginning of year       202,130      752,015

Cash and cash equivalents, end of year           $ 658,916  $ 1,011,685

Supplemental information:
 Cash paid during the year for:
   Interest                                        $ 7,086      $ 9,336
   Income taxes                                      3,200        4,000

Supplemental disclosure of non-cash activities:
  The company recorded subscription receivable of $25,000 and stock subscribed of $25,000 as of March 31, 1999.

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    Bridge Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Organization and Business

Bridge Technology, Inc. (The Company) was organized under the law of the State of Nevada on April 15, 1969. The Company is currently located in California and is in the business of developing, buying, assembling, testing, packaging, manufacturing, marketing, and selling computer peripherals and computer system enhancement products. The Company established operating divisions and subsidiaries under several separate business names. Each of these operating entities is focused on certain specific products and sales channels. Currently the Company has four wholly owned subsidiaries: PTI Enclosures, Inc., Newcorp Technology Ltd. (Japan), Newcorp Technology, Inc. (USA), and Bridge R&D, Inc.

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.
Operating results for the three months period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note 2.  Income Taxes

As of December 31, 1998, for federal income tax purposes, the Company had approximately $582,000 in net operating loss carryforwards expiring through 2018. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code
Section 382 in connection with certain stock issuances by the Company.


Note 3.  Shareholders' Equity

In March, 1999, the Company received proceeds of $450,000 to issue 600,000 shares of its common stock to a sophisticated investor through a private placement at a price of $0.75 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


Results of Operations for the Three Months ended March 31, 1999 as compared to the Three Months Ended March 31, 1998.

     Net Sales of $7,717,557 for the three months ended March 31, 1999 increased by $2,977,169 (62.8%) over net sales of $4,740,388 for the same period of 1998. The increase was due primarily to the Company's entry into the RAID business and increased sales by PTI Enclosures, Inc.

     Gross Profit for three months ended March 31, 1999 was $782,851 a 22% increase when compared to $643,149 for the three months ended March 31, 1998, reflecting higher gross margins attributed to the Company's PTI Enclosures, Inc. acquisition. Gross profit as a percentage of net sales increased from 10.1% to 13.6% for the three months ended March 31, 1999.

     Selling, general and administrative expenses decreased by $79,150 to $658,399 in the three months ended March 31, 1999 compared to $737,549 for the three months ended March 31, 1998. As a percentage of revenue, these expenses decreased from 15.6% in the three months ended March 31, 1998 to 8.5% in the three months ended March 31, 1999.
The difference is due to lower sales costs related to higher volume for the DataStor division.

     Operating results increased from a loss of $94,400 in three months ended March 31, 1998 to an income of $124,452 in the three months ended March 31, 1999 principally reflecting higher volume of sales in the three months ended March 31, 1999. Operating results as a percentage of revenue increased 3.2% from a 1.7% loss in the three months ended March 31, 1998 to 1.5% profit in the three months ended March 31, 1999.

     Other expenses increased by $18,379 from $12,505 other income in the three months ended March 31, 1998 compared to other expenses of $5,874 for the three months ended March 31, 1999.

     Net profit increased to $78,278 or $0.01 per share for the three months ended March 31, 1999 compared to a loss of $81,895 or a loss of $0.02 per share on a lower number of shares outstanding for the three months ended March 31, 1998.

Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities totaling in excess of $2,000,000 to a limited number of accredited investors with knowledge of the Company's operations and plans to expand. The initial private placement commenced in June 1997 and was completed on or about December 31, 1998. A second private placement was initiated and completed in the first quarter of 1999.

     The Company's capital requirements have been and will continue to be significant and its cash and cash requirements have been sufficient to cover its cash flow from operations. At March 31, 1999, the Company had a working capital of $2,316,837 and cash of $1,011,685 compared to a working capital of $2,157,692 and cash of $752,015 at December 31, 1998. Since restarting operations, the Company has satisfied its working capital requirements with cash generated through operations and the issuance of equity securities, and obtaining working capital bank loans.

     Net cash provided by operating activities in the three months ended March 31, 1999 was $367,720 as compared to $232,224 used in the three months ended March 31, 1998, the difference is mainly due to increase in accounts receivable collections, decrease in accounts payable and accrued liabilities.

     Net cash used in investing activities in the three months ended March 31, 1999 was $171,099 for the purchase of fixed assets and intangible assets in Japan, as compared to $32,817 for the purchase of fixed assets in the three months ended March 31, 1998.

      Net cash provided by financing activities in the three months ended March 31, 1999 was $41,119 as compared to $716,587 in the three months ended March 31, 1998. Compared to the private placement conducted in the first quarter of 1998 there was only one private placement of $450,000 in the first quarter of 1999.

     The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to an occasional private placement of its common stock.

Effects of Inflation

The Company believes that inflation has not had a material effect on its net sales and results of operations.

Effects of Fluctuation in Foreign Exchange Rates

The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly-owned subsidiary, Newcorp Technology (Japan), was subject to such currency fluctuations and subsequently suffered losses due mainly to the decline of Japanese yen from 106 Yen/dollar to present rate of 138.29 Yen/dollar. In May, 1998, Newcorp Japan changed its sales contracts with its OEM customers from Japanese Yen to U.S. dollars in order to eliminate future material effect of currency fluctuations on its net sales and results of operations.

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

Item 2.  Changes in Securities
     Recent Sales
     The Company sold 600,000 shares of common stock at $0.75 per share to an accredited investor and Director on March 15, 1999.

Item 3.  Defaults upon Senior Securities
     There are no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders
     There are no matters submitted to a vote of security holders.

Item 5.  Other Information
     None.

Item 6.  Exhibits and Reports on Form 8-K
     There are no exhibits and reports on Form 8-K.


                             SIGNATURES

                                                 Bridge Technology, Inc.
                                                      Registrant


Date ____________________                     __________________________
                                                      Signature
                                                  John J. Harwer, CEO


Date ____________________                   ____________________________
                                                      Signature
                                                  John T. Gauthier, CFO