Form 10QSB
period 1999-06-30
BRIDGE TECHNOLOGY INC
filed 1999-08-13
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
                  For the quarterly period ended June 30, 1999
                                                 -------------



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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]    No []


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
7,182,936
---------

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

               PART 1   FINANCIAL INFORMATION


Item 1.  Financial Statements

                Bridge Technology, Inc. and Subsidiaries
                    Consolidated Balance Sheets

                                                December 31,    June 30,
                                                       1998        1999
                                                   (Audited) (Unaudited)
Assets
Current assets:
  Cash                                           $   752,015 $  777,565
  Accounts receivable                              4,710,197  1,615,677
  Subscription receivable                             25,000    300,000
  Other receivables                                   98,004    144,206
  Inventory                                        1,320,588  2,476,335
  Advances to employees                               27,500     21,177
  Other current assets                               195,789     52,761
                                                 ----------- -----------
Total current assets                               7,129,093  5,387,721

Property and equipment, net                          366,433    603,961

Trademark, net of amortization                             -        602
Deferred income tax                                   63,905     59,747
Other assets                                         229,676    508,203
                                                 ----------- -----------
Total assets                                     $ 7,789,107 $6,560,234
                                                 =========== ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                               $ 3,710,781 $2,003,881
  Payable to employee                                 41,161          -
  Accrued liabilities                                563,071    215,138
  Loans payable                                      632,419    192,618
  Other liabilities                                   23,969    113,067
                                                 ----------- -----------
Total current liabilities                          4,971,401  2,524,704

Notes payable, less current portion                  210,213    188,756
Notes payable, less current portion to shareholders  100,000    100,000
                                                 ----------- -----------
Total liabilities                                  5,281,614  2,813,460
                                                 ----------- -----------

Commitments and Contingencies

Shareholders' equity
  Common stock; par value $0.01 per share, authorized
   10,000,000 shares, 6,132,936 shares outstanding at
   December 31, 1998, 7,182,936 shares outstanding at
   Jun 30, 1999                                       61,329     71,828
  Additional paid-in capital                       3,600,111  4,464,612
  Stock subscribed                                    25,000    300,000
  Accumulated deficit                             (1,140,935)(1,068,275)
  Translation adjustment                             (38,012)   (21,391)
                                                 ----------- -----------
Total shareholders' equity                         2,507,493  3,746,774
                                                 ----------- -----------
Total liabilities and shareholders' equity       $ 7,789,107 $6,560,234
                                                 =========== ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

                                  F-1

                 Bridge Technology, Inc. and Subsidiaries
                  Consolidated Statements of Operations

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        ---------------------- ------------------------
                           1998        1999        1998       1999
                        (Unaudited) (Unaudited) (Unaudited)(Unaudited)


Net sales                $4,699,246  $5,497,001  $9,438,005 $13,214,558

Cost of sales             3,973,778   4,857,175   8,089,585  11,791,880

-----------------------------------------------------------------------
Gross profit                725,468     639,826   1,348,420   1,422,678

Selling, general and        717,625     726,140   1,438,820   1,384,540
  administrative expense
-----------------------------------------------------------------------
Income (loss) from            7,843     (86,314)    (90,400)     38,138
  operations

Other income(expense):
  Interest expense, net      (9,844)     (4,106)    (13,920)    (12,790)
  Other income (expense)    (21,617)     49,605      (2,822)     52,414
-----------------------------------------------------------------------
Income (loss) before        (23,618)    (40,815)   (107,142)     77,762
  income taxes

Income Taxes provision:           -       4,302           -       5,102
-----------------------------------------------------------------------
Net income (loss)           (23,618)    (45,117)   (107,142)     72,660

Net income (loss)           (23,618)    (45,117)   (107,142)     72,660
  applicable to common
  shares
-----------------------------------------------------------------------
Weighted average number   5,782,936   6,840,628   4,842,605   6,541,776
  of common shares
  outstanding
-----------------------------------------------------------------------
Earnings (loss) per share    $(0.01)     $(0.01)     $(0.02)      $0.01
-----------------------------------------------------------------------
See accompanying summary of accounting policies and notes to consolidated financial statements.

                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                Six Months   Six Months
                                                    Ended        Ended
                                                  June 30,     June 30,
                                                     1998         1999
                                                (UnAudited)  (Unaudited)
Cashflows from operating activities
  Net income (loss)                             $ (107,142)  $   72,660
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
  Depreciation and amortization                     45,085       60,965
  Provision for doubtful accounts                   (2,459)      (4,520)
  Provision for slow moving inventory              (36,170)           -
  Increase (decrease) from changes in operating
    assets and liabilities:
      Trade receivables                           (159,492)   3,099,040
      Inventory                                   (319,576)  (1,155,747)
      Other receivables                           (109,939)     (46,202)
      Prepaid and other assets                     (94,381)     149,351
      Other assets                                 (38,207)    (278,527)
      Accounts payable and accrued liabilities     663,375   (2,054,833)
      Other liabilities                             97,435       47,937
                                                 ----------  -----------
Net cash used in operating activities              (61,471)    (109,876)
                                                 ----------  -----------
Cash flows from investing activities
  Purchase of property, plant and equipment       (165,487)    (299,385)
  Addition to intangible assets                          -         (602)
                                                 ----------  -----------
Net cash used in investing activities             (165,487)    (299,987)
                                                 ----------  -----------
Cash flows from financing activities
  Borrowings on loans payable                      123,941            -
  Payments on loans payable                              -     (443,663)
  Borrowings on notes payable                        2,259            -
  Payments on notes payable and related interest   (50,000)     (17,595)
  Net proceeds from issuance of common stock       750,000      875,000
                                                 ----------  -----------
Net cash provided by financing activities          826,200      413,742
                                                 ----------  -----------
Effect of exchange rate changes on cash             25,958       21,671
                                                 ----------  -----------
Net increase in cash and cash equivalents          625,200       25,550

Cash and cash equivalents, beginning of year       202,130      752,015
                                                 ----------  -----------
Cash and cash equivalents, end of year           $ 827,330    $ 777,565
                                                 ==========  ===========
Supplemental information:
 Cash paid during the year for:
   Interest                                      $  13,920    $  14,549
   Income taxes                                      3,200        5,102

Supplemental disclosure of non-cash activities:
  The company recorded subscription receivable of $300,000 and stock subscribed of $300,000 as of June 30, 1999.

See accompanying summary of accounting policies and notes to consolidated financial statements.

                            F-3

                    Bridge Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Organization and Business

Bridge Technology, Inc. (The Company) was organized under the law of the State of Nevada on April 15, 1969. The Company is currently located in California and is in the business of developing, buying, assembling, testing, packaging, manufacturing, marketing, and selling computer peripherals and computer system enhancement products. The Company established operating divisions and subsidiaries under several separate business names. Each of these operating entities is focused on certain specific products and sales channels. Currently the Company has four wholly owned subsidiaries: PTI Enclosures, Inc., Newcorp Technology Ltd. (Japan), Newcorp Technology, Inc. (USA), and Bridge R&D, Inc. and an 80% owned subsidiary Pacific Bridge Net.

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.
Operating results for the three and six months periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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


Note 3.  Shareholders' Equity

In June, 1999, the Company received proceeds of $400,000 to issue
400,000 shares of its common stock to sophisticated investors through a private placement at a price of $1.00 per share.

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

Results of Operatings for the Three Months Ended June 30, 1999 as compared to the Three Months Ended June 30, 1998.

     Net sales of $5,497,001 for the three months ended June 30, 1999 increased by $797,755 (17.0%) over net sales of $4,699,246 for the same period of 1998. This increase was due primarily to the Company's entry into the RAID business and increased sales by PTI Enclosures, Inc.

     Gross profit for the three months ended June 30, 1999 was $639,826, a 11.8% decrease, when compared to $725,468 for the three months ended June 30, 1998. Gross profit as a percentage of net sales decreased from 15.4% to 11.6% for the three months ended June 30, 1999.

     Selling, general and administrative expenses increased by $8,515 to $726,140 in the three months ended June 30, 1999 compared to $717,625 for the three months ended June 30, 1998. As a percentage of net sales, these expenses decreased from 15.3% in the three months ended June 30, 1998 to 13.2% in the three months ended June 30, 1999.

     Operating results decreased from an income of $7,843 in the three months ended June 30, 1998 to a loss of $86,314 in the three months ended June 30, 1999. Operating results as a percentage of net sales decreased 1.8% from a 0.2% income in the three months ended June 30, 1998 to a 1.6% loss in the three months ended June 30, 1999.

     Other income increased by $76,960 from $31,461 other expenses in the three months ended June 30, 1998 when compared to other income of $45,499 for the three months ended June 30, 1999.

     Net loss increased to $45,117 or a loss of $0.01 per share for the three months ended June 30, 1999 compared to a loss of $23,618, or a loss of $0.01 per share for the three months ended June 30, 1998.

Results of Operations for the Six Months ended June 30, 1999 as compared to the Six Months Ended June 30, 1998.

     Net Sales of $13,214,558 for the six months ended June 30, 1999 increased by $3,776,553 (40%) over net sales of $9,438,005 for the same period of 1998. The increase was due primarily to the Company's entry into the RAID business and increased sales by PTI Enclosures, Inc.

     Gross Profit for six months ended June 30, 1999 was $1,422,678 a 5.5% increase when compared to $1,348,420 for the six months ended June 30, 1998, reflecting higher gross margins attributed to the Company's PTI Enclosures, Inc. acquisition. Gross Profit as a percentage of net sales decreased from 14.3% to 10.8% for the six months ended June 30, 1999.

     Selling, general and administrative expenses decreased by $54,280 to $1,384,540 in the six months ended June 30, 1999 compared to $1,438,820 for the six months ended June 30, 1998. As a percentage of net sales, these expenses decreased from 15.2% in the six months ended Juen 30, 1998 to 10.5% in the six months ended June 30, 1999.

     Operating results increased from a loss of $90,400 in the six months ended June 30, 1998 to an income of $38,138 in the six months ended June 30, 1999 principally reflecting gross profits from the PTI Enclosures acquisition and a reduction in selling and administrative expenses in the six months ended June 30, 1999. Operating results as a percentage of net sales increased 1.3% from a 1.0% loss in the six months ended June 30, 1998 to a 0.3% income in the six months ended
June 30, 1999.

     Other income increased by $56,366 from $16,742 other expenses in the six months ended June 30, 1998 when compared to other income of $39,624 for the six months ended June 30, 1999.

     Net income increased to $72,660 or $0.01 per share for the six months ended June 30, 1999 compared to a loss of $107,142 or a loss of $0.02 per share for the six months ended June 30, 1998.

Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities principally to its directors and strategic alliance partners totaling in excess of $4,000,000 to a limited number of sophisticated investors with knowledge of the Company's operations and plans to expand.

     The Company's capital requirements have been and will continue to be significant and its cash and cash equivalent have been sufficient to cover its cash flow from operations. At June 30, 1999, the Company had a working capital of $2,863,017 and cash of $777,565 compared to a working capital of $2,157,692 and cash of $752,015 at December 31, 1998. Since restarting operations, the Company has satisfied its working capital requirements with cash generated through operations and the issuance of equity securities, and obtaining working capital bank loans. The Company has an open line of credit with a commercial bank in Los Angeles for $1,000,000 at 6% interest. The Company has drawn down $0 on this line of credit as of June 30, 1999.

     Net cash used in operating activities in the six months ended June 30, 1999 was $109,876 as compared to $61,471 used in the six months ended June 30, 1998. The difference is mainly due to increase the result of operation, an increase in inventory, decrease in accounts receivable collections and accounts payable and accrued liabilities.

     Net cash used in investing activities in the six months ended June 30, 1999 was $299,987 for the purchase of fixed assets and intangible assets in Japan, as compared to $165,487 for the purchase of fixed assets in the six months ended June 30, 1998.

      Net cash provided by financing activities in the six months ended June 30, 1999 was $413,742 as compared to $826,200 in the six months ended June 30, 1998. The difference is mainly due to the repayment of the loans payable.

      The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to bank loans under the Company's line of credit with a commercial bank in Los
Angeles.

Effects of Inflation

The Company believes that inflation has not had a material effect on its net sales and results of operations.

Effects of Fluctuation in Foreign Exchange Rates

The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly-owned subsidiary, Newcorp Technology (Japan) in 1997 and early 1998, was subject to such currency fluctuations and suffered losses due mainly to the decline of Japanese Yen. In May, 1998, Newcorp Japan changed its sales contracts with its OEM customers from Japanese Yen to U.S. dollars in order to eliminate future material effect of currency fluctuations on its net sales and results of operations. There have been no significant currency losses in 1999.

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

Item 2.  Changes in Securities and Use of Proceeds
     Recent Sales.

     The Company sold 400,000 shares of common stock in June 1999 at $1.00 per share to "accreditated investors" primarily Directors and Strategic Alliance Partners.

     The Company sold 50,000 shares of the common stock of Pacific Bridge Net, a subsidiary in August 1999 at $1.00 per share, representing 20% of the subsidiary's total shares outstanding, to Worldwide Wireless Networks, Inc. a strategic alliance partner of the Company. The
Company acquired its 80% or 200,000 shares in August for a cash investment of $200,000.

     The Company's subsidiary Pacific Bridge Net sold $650,000 of 6% convertible debentures in August 1999 to "accreditated investors", primarily Directors of the Company. The debentures are convertible into the common stock of Pacific Bridge Net at $3.00 per share. The Company has subscribed and paid for $250,000 of these Debentures. On a fully diluted basis the Company would own 283,333 shares of Pacific Bridge Net representing 60.7% of the Company if Worldwide Wireless Networks, Inc. does not exercise it right to maintain its 20% interest. The Company's interest would be 56% if Worldwide Wireless Networks, Inc. maintained its 20% interest by purchasing 43,333 shares of Pacific Bridge Net's common stock at $3.00 per share.

     The Company uses the above proceeds for its operating activities.

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

Item 6.  Exhibits and Reports on Form 8-K
     There are no exhibits and reports on Form 8-K.


                             SIGNATURES

                                                 Bridge Technology, Inc.
                                                      Registrant




Date ____________________                     __________________________
                                                      Signature
                                                  John J. Harwer, CEO


Date ___________________                      __________________________
                                                      Signature
                                                  John T. Gauthier, CFO