Form 10QSB
period 1999-09-30
BRIDGE TECHNOLOGY INC
filed 1999-11-04
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
                  For the quarterly period ended September 30, 1999
                                                 ------------------



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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
7,602,936
---------

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

               PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

                Bridge Technology, Inc. and Subsidiaries
                    Consolidated Balance Sheets

                                                December 31,   Sept. 30,
                                                       1998        1999
                                                   (Audited) (Unaudited)
                                                ------------ -----------
Assets
Current assets:
  Cash                                            $  752,015 $  743,132
  Accounts receivable                              4,710,197  3,591,844
  Subscription receivable                             25,000          -
  Other receivables                                   98,004    131,269
  Inventory                                        1,320,588  2,214,837
  Advances to employees                               27,500      8,109
  Other current assets                               195,789     75,359
                                                 ----------- -----------
Total current assets                               7,129,093  6,764,550

Property and equipment, net                          366,433    593,392

Trademark, net of amortization                             -     46,515
Deferred income tax                                   63,905     67,644
Other assets                                         229,676    416,314
                                                 ----------- -----------
Total assets                                      $7,789,107 $7,888,415
                                                  ========== ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                $3,710,781 $3,047,514
  Payable to employee                                 41,161          -
  Accrued liabilities                                563,071    136,553
  Loans payable                                      632,419    388,224
  Other liabilities                                   23,969     42,014
                                                 ----------- -----------
Total current liabilities                          4,971,401  3,614,305

Notes payable, less current portion                  210,213    160,852
Notes payable, less current portion to shareholders  100,000    100,000
                                                 ----------- -----------
Total liabilities                                  5,281,614  3,875,157
                                                 ----------- -----------

Minority interest                                          -     48,607

Commitments and Contingencies

Shareholders' equity
  Common stock; par value $0.01 per share, authorized
   10,000,000 shares, 6,132,936 shares outstanding at
   December 31, 1998, 7,602,936 shares outstanding at
   Sept. 30, 1999                                     61,329     76,028
  Additional paid-in capital                       3,600,111  5,000,412
  Stock subscribed                                    25,000          -
  Accumulated deficit                             (1,140,935)(1,058,373)
  Translation adjustment                             (38,012)   (53,416)
                                                  ---------- -----------
Total shareholders' equity                         2,507,493  3,964,651
                                                  ---------- -----------
Total liabilities and shareholders' equity        $7,789,107 $7,888,415
                                                  ========== ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                 F-1

                Bridge Technology, Inc. and Subsidiaries
                  Consolidated Statements of Operations

                          Three Months Ended       Nine Months Ended
                              Sept. 30,                Sept. 30,
                        ---------------------- ------------------------
                           1998        1999         1998        1999
                        (Unaudited) (Unaudited)  (Unaudited) (Unaudited)


Net sales                $5,029,690 $6,389,233  $14,467,695 $19,603,791

Cost of sales             4,230,559  5,734,508   12,320,143  17,532,888

-----------------------------------------------------------------------
Gross profit                799,131    654,725    2,147,552   2,070,903

Selling, general and        837,411    670,184    2,276,233   2,048,224
  administrative expense
-----------------------------------------------------------------------
Income (loss) from          (38,280)   (15,459)    (128,681)     22,679
  operations

Other income(expense):
  Interest expense, net      (3,989)    (2,570)     (17,908)    (15,361)
  Other income (expense)        561     35,115       12,871      87,949
  Exchange gain (loss)       14,948     (3,698)       2,065      (4,116)
-----------------------------------------------------------------------
Income (loss) before        (26,760)    13,388     (131,653)     91,151
  income taxes

Income Taxes provision:       2,120      4,879        2,120       9,982
-----------------------------------------------------------------------
Net income (loss)           (28,880)     8,509     (133,773)     81,169

Net loss allocated to             -     (1,393)      (2,250)     (1,393)
  minority interest

Net income (loss)           (28,880)     9,902     (136,023)     82,562
  applicable to common
  shares
-----------------------------------------------------------------------
Weighted average number   5,840,001  7,519,023    5,178,724   6,871,104
  of common shares
  outstanding
-----------------------------------------------------------------------
Earnings (loss) per share   $(0.005)   $ 0.001       $(0.03)     $ 0.01
-----------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                 F-2

                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                Nine Months  Nine Months
                                                    Ended        Ended
                                                  Sept. 30,    Sept. 30,
                                                     1998         1999
                                                (Unaudited)  (Unaudited)
                                                ------------ -----------
Cashflows from operating activities
  Net income (loss)                             $ (136,023)  $   82,562
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
  Depreciation and amortization                     86,828       91,345
  Provision for doubtful accounts                   (2,390)      (4,148)
  Provision for slow moving inventory               83,831            -
  Minority interest                                      -       48,607
Increase (decrease) from changes in operating
    assets and liabilities:
      Trade receivables                            448,270    1,122,501
      Inventory                                 (1,265,390)    (894,249)
      Other receivables                             61,941        9,254
      Prepaid and other assets                     (41,897)     139,821
      Note receivable                             (409,561)    (100,000)
      Other assets                                (347,785)    (129,157)
      Accounts payable and accrued liabilities     935,483   (1,089,783)
      Other liabilities                             51,180      (23,116)
                                                 ----------   ----------
Net cash used in operating activities             (535,513)    (746,363)
                                                 ----------   ----------
Cash flows from investing activities
  Purchase of property, plant and equipment       (155,710)    (319,821)
  Addition to intangible assets                                 (46,515)
                                                 ----------   ----------
Net cash used in investing activities             (155,710)    (366,336)
                                                 ----------   ----------
Cash flows from financing activities
  Borrowings on loans payable                      113,424            -
  Payments on loans payable                              -     (244,195)
  Borrowings on notes payable                        1,141      (49,361)
  Payments on notes payable and related interest   (50,000)           -
  Net proceeds from issuance of common stock     1,329,880    1,415,000
                                                 ----------   ----------
Net cash provided by financing activities        1,394,445    1,121,444
                                                 ----------   ----------
Effect of exchange rate changes on cash              3,018      (17,628)
                                                 ----------   ----------
Net increase (decrease) in cash and                706,240       (8,883)
  cash equivalents

Cash and cash equivalents, beginning of year       202,130      752,015
                                                 ----------   ----------
Cash and cash equivalents, end of year           $ 908,370    $ 743,132
                                                 ==========   ==========
Supplemental information:
 Cash paid during the year for:
   Interest                                      $  25,000    $  18,126
   Income taxes                                      3,200        7,482

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

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.
Operating results for the nine months periods ended Sept. 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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


Note 3.  Shareholders' Equity

In 3rd quarter, 1999 the Company sold, in a private placement to two sophisticated investors, 120,000 shares of its common stock for $240,000.

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

Results of Operations for the Three Months Ended Sept. 30, 1999 as compared to the Three Months Ended Sept. 30, 1998.

     Net sales of $6,389,233 for the three months ended Sept. 30, 1999 increased by $1,359,543 (27.0%) over net sales of $5,029,690 for the same period of 1998. This increase was due primarily to the Company's entry into the distribution business and increased sales by PTI
Enclosures, Inc.

     Gross profit for the three months ended Sept. 30, 1999 was $654,725, a 18.0% decrease, when compared to $799,131 for the three months ended Sept. 30, 1998. Gross profit as a percentage of net sales decreased from 15.9% to 10.2% for the three months ended Sept. 30, 1999.

     Selling, general and administrative expenses decreased by $167,227 to $670,184 in the three months ended Sept. 30, 1999 compared to $837,411 for the three months ended Sept. 30, 1998 due primary to the restructure of the ADTX division. As a percentage of net sales, these expenses decreased from 16.6% in the three months ended Sept. 30, 1998 to 10.5% in the three months ended Sept. 30, 1999.

     Operating results increased from a loss of $38,280 in the three months ended Sept. 30, 1998 to a loss of $15,459 in the three months ended Sept. 30, 1999. Operating results as a percentage of net sales increased 0.6% from a 0.8% loss in the three months ended Sept. 30, 1998 to a 0.2% loss in the three months ended Sept. 30, 1999.

     Other income increased by $17,327 from $11,520 other income in the three months ended Sept. 30, 1998 when compared to other income of $28,847 for the three months ended Sept. 30, 1999.

     Net income increased to $9,902 or an income of $0.001 per share for the three months ended Sept. 30, 1999 compared to a loss of $28,880 or a loss of $0.005 per share for the three months ended Sept. 30, 1998.

Results of Operations for the Nine Months ended Sept. 30, 1999 as compared to the Nine Months Ended Sept. 30, 1998.

     Net Sales of $19,603,791 for the nine months ended Sept. 30, 1999 increased by $5,136,096 (36%) over net sales of $14,467,695 for the same period of 1998. The increase was due primarily to the Company's expansion of its distribution business.

     Gross Profit for nine months ended Sept. 30, 1999 was $2,070,903 a 3.6% decrease when compared to $2,147,552 for the nine months ended Sept. 30, 1998, reflecting lower gross margins attributed to the Company's Classic Trading, Inc. acquisition. Gross Profit as a percentage of net sales decreased from 14.8% to 10.6% for the nine months ended Sept. 30, 1999.

     Selling, general and administrative expenses decreased by $228,009 to $2,048,224 in the nine months ended Sept. 30, 1999 compared to $2,276,233 for the nine months ended Sept. 30, 1998 due primary to the restructure of the ADTX division. As a percentage of net sales, these expenses decreased from 15.7% in the nine months ended Sept. 30, 1998 to 10.4% in the nine months ended Sept. 30, 1999.

     Operating results increased from a loss of $128,681 in the nine months ended Sept. 30, 1998 to an income of $22,679 in the nine months ended Sept. 30, 1999 principally reflecting a reduction in selling and administrative expenses in the nine months ended Sept. 30, 1999. Operating results as a percentage of net sales increased 1.0% from a 0.9% loss in the nine months ended Sept. 30, 1998 to a 0.1% income in the nine months ended Sept. 30, 1999.

     Other income increased by $71,444 from $2,972 other expenses in the nine months ended Sept. 30, 1998 when compared to other income of $68,472 for the nine months ended Sept. 30, 1999.

     Net income increased $218,585 from a loss of $136,023 or $0.03 per share for the nine months ended Sept. 30 ,1998 to a profit of $82,562 or $0.01 per share for the nine months ended Sept. 30, 1999.

Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities principally to a limited number of sophicated investors, principally directors and strategic alliance partners.

     The Company's investment in DVD (digital versatile disk), OPU (optical pickup unit) has produced a working OPU. Based on these results the Company is actively seeking OEM customers and manufacturing facilities in China.

     The Company has decided to focus the activities of its 80% owned subsidiary, Pacific Bridge Net, on developing certain wireless internet access apparatus and operational software principally to be used worldwide in fixed base wireless internet access infrastructure systems. The Company is in negotiations with one or more major corporations in connection with this development work. Patent applications are being processed along with copyright applications.

	In connection with these recent accelerated activity in product developments the Company's 80% subsidiary Pacific Bridge net has decided not to accept the build out of a Los Angeles fixed wireless infrastructure system. A strategic alliance group, Worldwide Wireless Networks and Global Bridge E-Net are expected to build out this infrastructure. Accordingly there is now no need to place the previously announced $650,000 convertible debenture for its Pacific Bridge Net subsidiary.

     The Company is also actively seeking partners in the ASIA area to promote these products and to possibly set up one or more joint ventures with local companies for the building out of wireless infrastructure systems.

     The Company's capital requirements have been and will continue to be significant and its cash and cash equivalent have been sufficient to cover its cash flow from operations.  At Sept. 30, 1999, the Company
had a working capital of   $3,150,245 and cash of   $743,132
compared to a working capital of $2,157,692 and cash of $752,015 at December 31, 1998. Since restarting operations, the Company has satisfied its working capital requirements with cash generated through operations and the issuance of equity securities, and obtaining working capital bank loans. The Company has an open line of credit with a commercial bank in Los Angeles for $1,000,000 at prime + 3/4% interest. The Company has drawn down $0 on this line of credit as of Sept. 30, 1999.

     Net cash used in operating activities in the nine months ended Sept. 30, 1999 was $746,363 as compared to $535,513 used in the nine months ended Sept. 30, 1998. The difference is mainly due to increased operating results, an increase in inventory, decrease in accounts receivable collections and accounts payable and accrued liabilities.

     Net cash used in investing activities in the nine months ended
Sept. 30, 1999 was $366,336   for the purchase of fixed assets and
intangible assets in Japan, as compared to $155,710 for the purchase of fixed assets in the nine months ended Sept. 30, 1998.

      Net cash provided by financing activities in the nine months ended Sept. 30, 1999 was $1,121,444 as compared to $1,394,445 for the nine months ended Sept. 30, 1998. The difference is mainly due to the repayment of the loans payable.

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

Item 2.  Changes in Securities and Use of Proceeds
     Recent Sales.

     The Company sold 120,000 shares of common stock in August 1999 at $2.00 per share to "accreditated investors" primarily Directors and Strategic Alliance Partners.

     The Company's subsidiary canceled its previously announced $650,000 convertible debenture financing.

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

Item 5.  Other Information
     None.

Item 6.  Exhibits and Reports on Form 8-K
     There are no exhibits and reports on Form 8-K.


                             SIGNATURES
                                                 Bridge Technology, Inc.
                                                      Registrant



Date  11/2/99                                    JOHN J. HARWER
     --------------                           -------------------------
                                                      Signature
                                                 John J. Harwer, CEO



Date  11/2/99                                    JOHN T. GAUTHIER
     --------------                           --------------------------
                                                      Signature
                                                 John T. Gauthier, CFO