Form 10KSB
period 1999-12-31
BRIDGE TECHNOLOGY INC
filed 2000-03-31
CIK 1048273

DATE: MARCH 27, 2000
THIS DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF REGULATION S-T

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549


                               Form 10-KSB

                              ANNUAL REPORT

                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        Commission file number: 0-24767

                         BRIDGE TECHNOLOGY, INC.
(Name of Small Business Issuer in its Charter)   December 31, 1999

NEVADA                                            59-3065437
------------------------------------              ---------------------
(State or other Jurisdiction of                   (IRS Employer
Incorporation or organization)                    Identification No.)

12601 Monarch Street, Garden Grove, CALIFORNIA      92841
----------------------------------------------     -------------------
(Address of principal executive offices)           (Zip code)

Issuer's telephone number:  714-891-6508
Issuer's facsimile number:  714-890-8590

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

     State issuer's revenues for its most recent fiscal year. $34,272,187

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) December 31, 1999 $75,600,00
                                              -------------------------------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State number of shares outstanding: 10,442,186
                                         -----------

     Registrant's Form 10-SB and subsequent amendments 1 and 2 which were initially filed in August 1998 with the Securities and Exchange Commission in connection with the Registrant's Registration Statement is incorporated by reference into Part I, II and III of this report as well as certain exhibits filed with the Registrant's Registration Statement.
In addition Form 10KSB for the year ended 12/31/98 filed 3/31/99 with the Securities and Exchange Commission is also incorporated by reference into Part I, II, and III of this report as well as certain exhibits filed with the Form 10KSB.

TABLE OF CONTENTS                                            	  PAGE

PART I

Item 1.  Description of Business.                                    4

Item 2.  Description of Property.                                    14

Item 3.  Legal Proceedings                                           14

Item 4.  Submission of Matters to a Vote of Security Holders.        14

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.   15

Item 6.  Management's Discussion and Analysis or Plan of Operation.  15

Item 7.  Financial Statements.                                       19

Item 8.  Changes in and Disagreements with Accountants on            45
         Accounting and Financial Disclosure.

PART III

Item 9.  Directors, Executive officers, Promoters and Control        45
          Persons.

Item 10. Executive Compensation.                                     49

Item 11. Security Ownership of Certain Beneficial Owners and         49
         Management.

Item 12. Certain Relationships and Related Transactions.             51

Item 13. Exhibits and Reports on Form 8-K.                           51

Item 1. Description of Business.

The Company's vision is to develop state-of-the-art components and products in digital recording, storage, retrieval and communication. The Company designs leading edge products for data, voice, multimedia, Internet and wireless communications industries. To capitalize on these opportunities, the Company designs, develops, buys, assembles, manufactures, tests, packages, markets and sells broad family of products. The Company established operating divisions and subsidiaries under several separate business names. Each of these operating entities is focused on certain specific products and sales channels.

Through in-house development, joint ventures, licensing, and acquisition of leading edge technologies and companies, the Company is deploying new and existing leading edge technologies. The Company is creating innovative products desired by personal computer and communications equipment Original Equipment Manufacturers (OEMs), value-added resellers and system integrators, and ultimately by the end users. The Company sells these products directly to OEMs and systems integrators as well as through selected distributors and manufacturer's representatives. The Company currently employs 66 full time employees, including senior management and manufacturing personnel and 12 administrative personnel. The Company employs 5 professionals and 5 administrative personnel overseas. The Company also employs two part-time persons and contracts for services with several consultants.

Currently the Company has five wholly owned subsidiaries: PTI Enclosures, Inc. (USA), Newcorp Technology Ltd. (Japan), Newcorp Technology, Inc. (USA), Bridge R&D, Inc. (USA), and Autec Power Systems, Inc. (USA). In addition the Company owns 80% of Pacific Bridge Net and 60% interest in CMS
Technology (Hong Kong).

The Company is organized along three primary groups:
I) CORE COMPETENCY GROUP: AUTEC (USA), PTI (USA), EEMB (USA)
II) TECHNOLOGY GROUP: Newcorp Technology Ltd. (Japan), Pacific Bridge Net
(USA)
III) CHANNEL GROUP (under Bridge R&D): ADTX Division, DataStor Division, Classic Trading Inc. and Newcorp Technology, Inc. (USA)

Each group company is focused on providing its specific contribution to Bridge Technology, Inc.


I. CORE COMPETENCY GROUP:

Autec Power Systems Inc.

Through an exchange of shares of common stock effective December 1, 1999, the Company acquired 100% of the equity interest in Autec Power Systems Inc. ("Autec"). The exchange was on the basis of one share of the Company's common stock for two shares of Autec common stock outstanding.

Autec designs, develops, engineers and produces high quality power supplies for a diversified list of clientele. Autec supplies over 90% of the power supply needs of the largest manufacturer of gaming devices. Mr. Winston Gu, Chairman and principal shareholder of Autec has joined the Company's management team as Chief Executive Officer and a member of the Executive Steering Committee.

EEMB USA

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

EEMB USA further plans to sell batteries and battery packs to private label customers as well as major notebook enhancement resellers. The Company believes that with the continued proliferation of portable devices, wireless devices, wireless remote controllers, and other wireless appliances, the market demand for quality batteries will grow at an increasingly rapid pace. Strategically, Newcorp Technology Limited (Japan) expects to acquire licenses for certain proposed battery and intelligent charging IC circuit technologies, which EEMB USA plans to use in new products to increase sales of its batteries and battery packs.

In addition the Company expects to develop and possibly patent new battery techniques to utilize Newcorp Technology Limited (Japan) developing technologies. However, there can be no assurance that EEMB USA will be successful in such efforts.

PTI Enclosures, Inc. (PTI)

PTI Enclosures, Inc. (PTI) main business focuses on designing, developing, manufacturing, testing, and selling custom-designed enclosures and power supplies for computer peripherals, telecommunications equipment, medical equipment and other electronics devices. Its customers include major computer and computer peripheral manufacturers, telecommunications manufacturers and medical instrumentation manufacturers who use PTI's capabilities to produce OEM products manufactured to their exact specifications. All OEM based and custom designed products provide high quality at competitive prices. PTI also sells products to sub-system integrators who add the peripherals and software to PTI's enclosures and then sell these complete products to the end users. The enclosures PTI provides encompass hard drive enclosures, tape enclosures, CD tower enclosures, DVD tower enclosures, RAID enclosures, communications system enclosures, medical system enclosures, various server enclosures and other enclosures. PTI also supplies enclosures and power supplies for several special-purpose systems.


II. TECHNOLOGY GROUP:

Newcorp Technology Ltd. (Japan)

Newcorp Technology Ltd., a high technology R&D and sales company is based in Tokyo, Japan. The mission of Newcorp Japan is to develop and/or license leading edge technologies that can be used in products made for major OEM customers. Newcorp Japan is actively pursuing the acquisition and licensing of several new hardware and software technologies from high technology R&D companies worldwide. Newcorp Japan plans to capitalize on its alliances and relationships in Japan to procure unique new technologies and designs principally related to computer enhancements and communications businesses, through which the Company expects to generate additional sales and profits. The Company established many business relationships and commenced delivery of components that are made specifically for certain products manufactured for Microsoft Corporation and other OEMs by third party assemblers.

Pacific Bridge Net (USA)

Pacific Bridge Net mission is to design, develop (patent and copyright) certain devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. Such wireless broadband devices are foreseen to provide the high speed Internet access to the buildings that have no direct link to the light or dark fiber networks. It is estimated that about 90% of the buildings do not have (and in foreseeable future will not have) high speed lines such as T-1, T-3 etc.. This will create an opportunity for companies that make wireless broadband communication devices to provide Internet access to these buildings. PBN has finished an engineering prototype of the wireless broadband platform and it has been testing it for a period of 10 weeks for reliability and stability in real wireless network deployment. To be successful PBN has to find and attract new talent in this highly innovative and competitive area.


III. CHANNEL GROUP:

Bridge R&D, Inc.

Bridge R&D has three operating divisions: ADTX Distributor, DataStor and Newcorp Technology, Inc. (USA).

ADTX Distributor division

ADTX Japan has granted Bridge R&D a distribution license to market RAID subsystems. Its main product is a family of Redundant Array of Independent Drives (RAID) subsystems. These systems are purchased from Advanced Technology and Systems Co., Ltd. an IBM Joint Venture in Fujisawa, Japan.

Bridge R&D General Manager, Mr. Naresh Chadha, manages the RAID business including procurement, marketing, sales, and support for a family of high performance RAID systems, specifically designed for fast non-compressed video recording and playback applications.

Bridge R&D sells both ready-to integrate RAID enclosures without hard disk drives and completely configured and tested RAID sub-systems with hard drives to OEMs, computer systems value added resellers, and complete solution providers. Bridge R&D also sells its systems through several major international distributors. Bridge R&D also provides Network Attached Storage
(NAS) version of the desktop RAID models. NAS RAID can be attached directly to an Ethernet network without a need to be connected to a server. Thus the data can be located away from the server, and the requests for data are handled without taxing the server. Bridge R&D also sells hard disk mirror products that provide mirror copy of the data on a second disk that is packaged with the primary disk. ADTX SCSI to IDE converter is a PCB module for converting 2.5 IDE hard disk into SCSI hard disk. ADTX Japan introduced a family of 1394 hubs and repeaters operating at 200Mbits/sec, and the new and faster 400Mbit/sec models were introduced in late 1999.

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

Bridge R&D believes that decreasing disk drive costs per gigabyte of capacity and disk controller costs are ushering in better and more cost effective solutions using RAID which in turn will increase RAID acceptance and market share. Accelerating this acceptance is the higher cost of downtime and recovery from hard disk crash. These factors make a customer's decision to buy RAID ever easier to justify.

These RAID systems use SCSI-2 ultra-wide and fast interface, and LVD2 interface, while utilizing EIDE hard drives internally. The price/performance is comparable to the leading edge of current SCSI technology. ADTX Japan plans to introduce the fastest Fibre-Channel based models in 2000. Due to superior data transfer rate for large sequential data blocks offered by ADTX "G" series and "R" series RAID systems, Bridge R&D marketing and sales efforts are focused on Digital Video applications and the applications requiring transfers of large blocks of data. However, there can be no assurance that the Company will continue to represent ADTX Japan and that their quality and price advantages can be maintained.

RAID systems business has become very competitive. Bridge R&D positions the ADTX Japan products as high performance products and prices most models to compete on price/performance basis, rather than on price. Bridge R&D does not depend on any single major customer, and no customer comprises more than 5% of Bridge R&D sales.

Other than normal regulatory agency approvals such as UL, CSA, FCC, CE, CB, etc., Bridge R&D products do not require any specific government approvals, nor are these products regulated by any governmental regulations. Furthermore, ADTX Japan secures all the required products safety and radiation compliance approvals prior to Bridge R&D selling any such products in the U.S. ADTX products are not subject to any environmental laws, and ADTX products are not creating any pollution, nor do they have any other negative impact on the environment.

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

DataStor's customers include INGRAM Micro, NECX and other National and international distributors who further sell to the second tier distributors and systems integrators. Other customers are master resellers who sell to second and third-tier OEMs, value added resellers and system integrators. DataStor is dedicated to maintaining its market position as an industry leader in making cutting edge technology available to customers. DataStor dedicates its staff's efforts toward constantly researching and developing new product lines and solutions. Part of the profits generated by the DataStor and Newcorp divisions will be used to expand DataStor product line.

DataStor plans to continue to expand the number of OEM customers and systems integrators to increase sales volume. DataStor will also introduce additional new products to increase its sales revenues through the existing distribution channels.

Newcorp Technology, Inc. (USA)

Newcorp Technology, Inc. (USA) was established under the laws of the State of Nevada in March 1999 and it has two operating divisions: InkJet America and StarTrack. InkJet America sells refill ink cartridges and supplies for various Inkjet printers. Newcorp Technology, Inc. provides innovative products and proprietary memory modules to customers worldwide.

InkJet America

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

StarTrack

StarTrack provides special patented wireless human input devices, including handheld wireless trackball with presentation beam pointer. StarTrack patents are expected to provide the basis for a family of products based on newly developed mouse and trackball technologies. One of such technologies is an LED diode and Optical Sensor based Optical Tracking Unit, developed in Japan and utilizing Mitsubishi AR chip. The AR (Artificial Retina) chip is a CMOS device which can be programmed to recognize various objects. The first product using the Optical Trackball is expected to ship to OEM customers in late year 2000.

Newcorp Technology

The primary mission of Newcorp Technology, Inc. (USA) is to innovate by identifying, evaluating and procuring technologies that provide new products with substantial added value. This subsidiary plans to introduce several new products in the near future. These products integrate new-generation PC and energy related technologies to create an innovative solution for mobile computer users. Newcorp USA is actively pursuing the acquisition and licensing of additional new technologies from several major high technology companies, principally in Japan and USA. Newcorp USA plans to develop, license or acquire products that it is able to sell through its existing sales channels. Newcorp USA is also in discussions with several companies, which offer products that would complement or supplement the Company's core products. These products could ultimately increase Newcorp USA sales revenues. Newcorp USA plans to invest in several such products and/or technologies related to both hardware and software. Newcorp USA commenced discussions with several potential licensing or acquisition candidates in hopes to negotiate firm contracts.

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

Competition.

The manufacture and distribution of computer peripherals, computer enhancement, communications and other commercial electronics products are intensely competitive. The Company competes with numerous other companies, including several major manufacturers and distributors. Certain competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems, which are substantially similar or superior to the Company's products. There is no assurance that the Company will be able to continue to develop and sell products that have competitive advantage in the market.

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

The introduction of products embodying new technologies, or the emergence of new industry standards, may cause the existing products, or even the products under development, to become obsolete or unmarketable. Any failure by the Company to anticipate or respond in a cost-effective and timely manner, to government requirements, market trends, and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, results of operations, and financial condition.

Expansion through Acquisitions and Joint Ventures.

From inception of new management in 1997, the Company has experienced rapid growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. In conjunction with the Autec acquisition, Mr. Winston Gu has joined the executive staff as Chief Executive Officer of the Company, and Mr. John Harwer has assumed the Presidency of Pacific Bridge Net. Pacific Bridge Net is an 80% owned subsidiary of the Company whose mission is to design, develop (patent and copyright) certain devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. Such wireless broadband devices are foreseen to provide the high speed Internet access to the buildings that have no direct link to the light or dark fiber networks. It is estimated that about 90% of the buildings do not have (and in foreseeable future will not have) high speed lines such as T-1, T-3 etc.. This will create an opportunity for companies that make wireless broadband communication devices to provide Internet access to these buildings. To be successful PBN has to find and attract new talent in this highly competitive area. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade the financial reporting systems, or to respond effectively to difficulties encountered pursuing expansion could have a material adverse effect on the Company's business, operating results and financial condition.

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

Such expansions involve numerous risks, including possible adverse short-term effects on the Company's operating results or the market price of the common stock. These acquisitions and joint ventures will be subject to approval or ratification by the Company's stockholders. The Company has hired American Appraisal Associates to obtain a valuation opinion on its CMS Hong Kong acquisition. It is expected that the Directors will require its Officers to obtain valuation opinions or contact letters on all future acquisitions.

Certain of the Company's future acquisitions may also give rise to an obligation by the Company to make contingent payments or to satisfy certain repurchase obligations, which could have an adverse financial effect on the Company. In addition, integrating acquired businesses may result in a loss of customers or product lines of the acquired businesses and also requires significant management attention and may place significant demands on the Company's operations, information systems and financial resources. The failure effectively to integrate acquired businesses with the Company's operations could adversely affect the Company. This is especially true of international acquisitions.

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

Cautionary Statements and Risk Factors

Limited Operating History; History of Losses and Accumulated Deficits.

While the Company has been in existence since 1969, its operations between 1975 and 1997 were limited to the exploration of acquisition opportunities. Bridge Technology Inc. and its subsidiaries have only been in operation since June 1, 1997. At December 31, 1999, the Company's accumulated deficit was $ 744,415. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

Need for Additional Financing.

Based on its current operating plan, the Company anticipates that further capital will be required during the next twelve months to satisfy the Company's expected increased working capital requirements and research and development requirements for its new products already in the planning or development stage. The Company is currently exploring alternative financial plans to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders would occur.

Dependence on Key Personnel.

The Company's future performance will depend significantly upon its management. The Company is in the process of entering into 3 year employment contracts with the following Officers and Management who are members of the Company's Executive Steering Committee.

        Tetsuji Aoyagi, Chairman of Bridge Technology, Inc.
        James Djen, President of Bridge Technology, Inc.
        Winston Gu, CEO of Bridge Technology, Inc.
        John T. Gauthier, CFO of Bridge Technology, Inc.
        John Harwer, President & CEO of Pacific Bridge Net
        Hideki Watanabe, President of Newcorp Technology Ltd. Japan

In addition the following operating executives of the Company will also be entering into 3 year employment contracts. The loss of one or more of these executives could have a negative effect on the business prospects of the Company.

        Dennis Bradshaw, Vice-President of Bridge Technology, Inc. Dick Fox, General Manager of PTI Enclosures, Inc.
        Naresh Chadha, General Manager of Bridge R&D, Inc.
        Wagar Haider, President of Classic Trading, Inc.

In addition, the Company's success will be dependent upon its ability to recruit and retain additional qualified personnel. Any failure by the

Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

Limited Proprietary Protection.

The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary technology is not yet protected by any patents. However, the Company's CEO of the Pacific
Bridge Net subsidiary, Mr. Harwer, is actively developing patent and/or Copyright applications for at least three of the Company's technological products. The Company has protected certain products by registering their brand names with the US Copyright office. Therefore, to date the Company has relied primarily on trademark, trade secrets and Copyright laws to protect its technology. Also, the Company has implemented a policy that most senior and technical employees and third-party developers sign non-disclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If in the future litigation is necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under the intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the company's products and intellectual property rights to the same extent as the laws of the United States.

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

Speculative Nature of Company's Proposed Plan.

The success of the Company's proposed plan of operation will depend to a great extent on it's management, present and future, operating within the confines of limited financial resources. Current working capital is expected to be sufficient to sustain the Company's present operation through December 31, 2000. However, the Company's business model calls for significant growth in the year 2000 which is directly dependent on the Company seeking a private placement or secondary offering of its securities for $20,000,000.

Negotiations have commenced with underwriters with a commitment expected once the Company has been approved for NASDAQ listing. Without outside financing the Company may have to revise its growth plans. There is no assurance that outside financing will be available to the Company, and if such financing were available that the terms of such proposed financing would be acceptable to the Company.

Lack of Market Research or Marketing Organization.

The Company has determined on its own that a market demand exists for the Company's contemplated business. The Company does not have a separate marketing organization. Present management will market the Company's products and services on a division basis as they are developed. Even if demand identified for valued added computer peripheral products in the development stage by the Company, there is no assurance the Company will be successful in business.

Lack of Diversification.

The Company's proposed operations, even if successful, will in all likelihood be limited in nature until the Company obtains additional financing planned for the 1st half of the year 2000. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular specific field, and therefore increase the risks associated with the Company's operations.

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

Limitation of Liability and Indemnification.

The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Nevada General Corporation Law ("Nevada Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law.

The Company is entering into indemnification agreements with its directors and executive officers which may require the Company, among other things, to indemnify such directors or executive officers against liabilities that arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The Company has not purchased director's and officer's liability insurance at this time. Nevada Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect of any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful.

Nevada Law does not permit a corporation to eliminate a director's duty of care, and the provisions of the Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care. INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISION, OR OTHERWISE, THE COMPANY HAS BEEN INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION SUCH INDEMNIFICATION IS AGAINST THE PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.


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

The Company's subsidiary Autec leases a 30,000 square feet facility in Simi Valley, California. The lease is for 8 years at an average annual rent
$ 198,000 per year.

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

Item 4.  Submission of Matters to a Vote of Security Holders

In November 1999 the shareholder voted to increase the authorized shares of the Company from 10,000,000 to 100,000,000 shares.


Item 5.  Market Price for Common Equity and Related Stockholder Matters.


As of May 15, 2000, there were approximately 2,200 shareholders of record of the Company's Common Stock. Such number was determined from records maintained by the Company's Transfer Agent and does include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

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

Results of Operations for Fiscal Years ended 12/31/1998 and 1999

Net Sales increased 19.3% from $ 28,738,213 in fiscal 1998 to $ 34,272,187 in fiscal 1999. Products and services mix for the fiscal year 1999 has changed substantially in comparison to prior year billings principally due to the acquisition of Autec Power Systems Inc.

Gross Profit increased 14.6% from $ 5,505,045 in fiscal 1998 to
$ 6,310,683 in fiscal 1999 principally as a result of augmented sales volume. Gross profit as a percentage of net sales was 18.4% in 1999.

Research and development expenses increased by approximately 5.4% from
$322,016
in fiscal 1998 compared to $339,380 in fiscal 1999. The increase can be attributed to on going product development and enhancement of existing technologies.

Selling and administrative expenses decreased approximately 7.4% from $5,414,702 in fiscal 1998 to $5,015,522 in fiscal 1999. The decrease in S G&A expenses is principally attributed to the operational synergies created by the 1998 merger with PTI.

Net profit increase 316% from loss of $ 305,646 in fiscal 1998 to a net profit of $ 660,721 in fiscal 1999. Net losses from 1996, 1997 and 1998 are essentially attributed to various subsidiary and division startup costs associated with the substantial increase in business sales such as the setup of the organization and sundry related expenses to enable the Company to pursue its planned growth.

Effects of Inflation.

The Company believes that inflation has not had a material effect on its' net sales and results of operations.

Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internal generated cash and with the private placement of its securities totaling in excess of $2,990,000 to a limited number of accredited investors with knowledge of the Company's operations and business model.

The Company's capital requirements have been, and will continue to be, significant. At December 31, 1999, the Company had a working capital surplus of $5,353,306 and cash and cash equivalents of $ 2,900,029 compared to a working capital surplus of $3,710,978 and cash and cash equivalents of $ 2,115,727 at December 31, 1998. Since inception, the Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity and debt securities, and loans from banking institutions.

Net cash provided by operating activities in the twelve months ended December 31, 1999 was $ 391,263, as compared to net cash provided of $ 850,593 in the twelve months ended December 31, 1998 the difference is mainly due to net income, and changes in other operating activities.

Net cash used in investing activities in the twelve months ended December

30, 1999 was $ 621,860 essentially for the purchase of fixed assets, and purchase of intangibles as compared to $ 314,162 for the purchase of fixed assets in twelve months ended December 31, 1998.

Net cash provided by financing activities in the twelve months ended December 31, 1999 was $ 1,041,104 as compared to $ 1,813,992 provided by financing Company's activities in the twelve months ended December 31, 1998. This reflects the cash provided from the issuance of the Company's stock in several private placements to accredited investors.

The Company has obtained approval from the Board of Directors to invest $250,000 in Pacific Bridge Net Inc., a Nevada subsidiary of the Company whose mission is to design, develope, manufacture, deploy infrastructure systems in Asia through Joint Ventures and to sell of wireless infrastructure operating equipment to third parties. $200,000 was actually invested by the Company and $50,000 was invested by a strategic alliance partner, Worldwide Wireless Internet. Additional funding of at least $1,000,000 will be required in 2000.

The Company believes that it can fund the growth of its core business with internally generated cash flow, in addition to its substantial cash reserves and from the sale of its common stock.

Effects of Fluctuation in Foreign Exchange Rates

The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly owned subsidiary, Newcorp Technology (Japan), had been subject to such currency fluctuations and subsequently suffered significant losses due mainly to the decline of Japanese yen from 106 Yen/dollar to 138.29 Yen/dollar in 1997 and early 1998. In May, 1998, Newcorp Japan changed its sales contracts with its OEM customers from Japanese Yen to U.S. dollars in order to eliminate any potential future material effect of currency fluctuations on its net sales and results of operations.

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

Recent Accounting Pronouncements

Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Year 2000 Issue

Like other companies, the Company could be adversely affected if the computer systems it and its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could also impact non-accounting systems.

The Company's project to assess and correct Y2K related issues regarding the Year 2000 has been completed and the Company has not experienced any significant Y2K related events. However, interactions with other companies' systems make it difficult to conclude there will not be future effect. Consequently, at this time, management cannot provide assurances that the Year 2000 issues will not have an impact on the Company's operations.


Item 7.  Financial Statements


              Bridge Technology, Inc. and Subsidiaries



                      _______________________




                Consolidated Financial Statements

        For the Years Ended December 31, 1998 and 1999



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

        Report of Independent Certified Public Accountants



The Shareholders of
Bridge Technology, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Bridge Technology, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Technology, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.



							BDO Seidman, LLP





Los Angeles, California
March 10, 2000

                                 - F2 -


                       BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                ------------------------------
                                                1998                   1999
                                                -------------  ---------------
Assets (Note 4)
Current assets:
  Cash                                          $ 2,115,727     $   2,900,029
  Accounts receivable less allowance for          5,892,089         5,793,882
    doubtful accounts of $106,498 and $112,911
    (Note 10)
  Subscription receivable (Note 8)                   25,000            75,000
  Advances to employees                              27,500             1,200
  Other receivables                                       -            39,082
  Inventory, less provision of $208,865 and       2,937,298         3,157,433
    $168,101 (Note 1)
  Due from related party (Note 7)                    22,803            28,107
  Other current assets                              332,288           110,284
                                               --------------    -------------
Total current assets                             11,352,705        12,105,017


Property and equipment, net (Note 2 and 7)          542,840           801,881

Licensing agreement and Know-How                          -           200,000
Related party receivable (Note 7)                         -           250,000
Investments in a third party (at cost)                    -            39,996
Deferred income tax (Note 3)                         63,905            70,750
Other assets                                        237,587            65,912
                                              ----------------   -------------
Total assets                                   $ 12,197,037      $ 13,533,556
                                               ==============    =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                             $  5,419,201      $  5,289,936
  Payable to employee                                41,161                 -
  Accrued taxes payable                              71,100           307,804
  Accrued liabilities                             1,412,214           862,506
  Bank Loans payable (Note 4)                       674,081           248,060
  Other current liabilities                          23,970            43,405
                                              ----------------   -------------
Total current liabilities                         7,641,727         6,751,711

Notes payable, less current portion (Note 5)        673,518           727,643
Notes payable, less current portion to              100,000                 -
  shareholders (Note 7)                       ----------------   -------------

Total liabilities                                 8,415,245         7,479,354
                                              ----------------   -------------
-

Minority interest                                         -            38,552

Commitments and Contingencies (Note 6)

Shareholders' equity (Notes 8 and 9):
  Convertible, cumulative and redeemable                  -                 -
    preferred stock, $1 stated value per share,
    500 shares authorized and outstanding,
    redeemable at $50,000
  Common stock; par value $0.01 per share,            88,972          104,422
    authorized 100,000,000 shares, 8,897,186
    shares and 10,442,186 shares outstanding at
    December 31, 1998 and 1999
  Additional paid-in capital                       5,110,968        6,721,852
  Treasury stock                                           -           (2,000)
  Stock subscribed                                    25,000                -
  Accumulated deficit                             (1,405,136)        (744,415)
  Accumulated other comprehensive income             (38,012)         (64,209)
                                               ----------------  -------------
Total shareholders' equity                         3,781,792        6,015,650
                                               ----------------  -------------
Total liabilities and shareholders' equity     $  12,197,037     $ 13,533,556
                                               ================  =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                            - F3 -


                        BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE LOSS


                                                 Year ended December 31,
                                           ----------------------------------
                                                1998               1999
                                           ----------------   ---------------
Net sales (Note 10)                        $  28,738,213      $  34,272,187

Cost of sales                                 23,233,168         27,961,504
                                           ----------------   ---------------
Gross profit                                   5,505,045          6,310,683

Research and development                         322,016            339,380

Selling, general and administrative expense    5,414,702          5,015,522
                                           -----------------   --------------
(Loss) income from operations                   (231,673)           955,781

Other (income) expense:
  Interest income, net                           (10,552)           (68,724)
  Other                                           (2,034)            11,949
                                            ----------------   --------------
(Loss) income before income taxes               (219,087)         1,012,556

Income taxes provision (benefit) (Note 3)         86,559            363,283
                                            ----------------   --------------

Net (loss) income before minority interest      (305,646)           649,273

Less:  losses in subsidiaries, attributed              -             11,448
       to minority interest
                                            ----------------   --------------
Net income                                      (305,646)           660,721

Preferred stock dividends                          2,250                  -
                                            ----------------   --------------
Net (loss) income applicable to common       $  (307,896)       $   660,721
  shares                                    ================   ==============

Basic weighted average number of common        8,183,487          9,800,665
 stock outstanding                          ================   ==============

Basic (loss) incomeper share                 $    (0.04)        $      0.07
                                            ================   ==============

Comprehensive loss and its components
  consist of the following:

Net loss (income)                            $ (305,646)            660,721

Foreign currency translation adjustment,        (34,569)            (26,197)
  net of tax                               -----------------   --------------

Comprehensive income                         $ (340,215)        $   634,524


See accompanying summary of accounting policies and notes to consolidated financial statements.

                          - F4 -


                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1999
                        (SEE NOTES 8 AND 9)



ACCUMULATED
                      PREFERRED STOCK     COMMON STOCK     ADDITIONAL

STOCK                 OTHER
                      ---------------  ------------------  PAID-IN

ACCUMULATED  SUBSCRI-    TREASURY  COMPREHEN-
                      SHARES  AMOUNT   SHARES      AMOUNT  CAPITAL     DEFICIT
PTION       STOCK     SIVE LOSS   TOTAL
                      ------ -------- --------- --------- ----------- --------
---- ----------- --------  -----------  -----------
BALANCE, December 31,    500 $ 50,000 3,428,936 $  34,829 $ 2,182,053 $
(759,350)  $ 1,213,630 $      -  $  (3,443)   $ 2,717,719
  1997 as previously
  reported

  Adjustment for           -        -  2,764,250    27,643  1,510,857
(337,890)            -         -          -     1,200,610
    pooling of        ------ -------- ---------- --------- ---------- --------
----- ----------- -------- -----------  ------------
    interest

BALANCE, December 31,
  1997, as restated      500   50,000  6,247,186    62,472  3,692,910
(1,097,240)   1,213,630         -     (3,443)    3,918,329

  Subscription             -        -  2,300,000    23,000  1,127,000
-   (1,150,000)      -          -             -
    collection

  Subscription             -        -          -         -     63,630
-      (63,630)      -          -             -
    collection

  Issuance of common       -        -    250,000     2,500    122,500
-            -       -          -       125,000
    stock

  Conversion of         (500) (50,000)   100,000     1,000     49,000
-            -       -          -             -
    preferred stock

  Stock subscribed         -        -          -         -          -
-       25,000       -          -        25,000

  Additional paid-in       -        -          -         -      55,928
-            -       -          -        55,928
    capital

  Net loss                 -        -          -         -           -
(305,646)           -       -          -      (305,646)

  Dividends paid           -        -          -         -           -
(2,250)           -       -          -        (2,250)

  Translation              -        -          -         -           -
-            -       -    (34,569)      (34,569)
    adjustment
                       ------ -------  --------- ---------  ----------- ------
-----  ---------- -------  ----------   -----------

BALANCE, December 31,      -        -  8,897,286    88,972   5,110,968
(1,405,136)      25,000       -    (38,012)     3,781,792
  1998

  Stock issued for         -        -     50,000       500      24,500
-      (25,000)      -          -              -
    stock subscribed
    in prior year

  Forgiveness of loan      -        -          -         -     100,000
-            -       -          -        100,000
    payable to share-
    holders in PTI

  Warrants exercised       -        -      75,000      750      74,250
-            -       -          -         75,000

  Stock repurchase         -        -           -        -           -
-            -  (2,000)         -         (2,000)
    Autec

  Issuance of common       -        -     600,000    6,000     444,000
-            -       -          -        450,000
    stock

  Issuance of common       -        -     700,000    7,000     693,000
-            -       -          -        700,000
    stock

  Issuance of common       -        -     120,000    1,200     238,800
-            -       -          -        240,000
    stock

  Non-employee compen-     -        -           -        -      34,500
-            -       -          -         34,500
    sation due to war-
    rants issued

  Warrants issued for      -        -           -        -       1,834
-            -       -          -          1,834
    public relationship
    service

  Net profit               -        -           -        -           -
660,721            -       -          -        660,721

  Translation              -        -           -        -           -
-            -       -    (26,197)       (26,197)
    adjustment
                      ------ --------- ---------- -------- ------------ ------
------ ------------ ------- ----------- ------------
BALANCE, DECEMBER 31,      - $      -  10,442,186 $104,422 $ 6,721,852
$(744,415)   $       -   (2,000) $(64,209)    $6,015,650
  1999                ====== ========= ========== ======== ============
============ ============ ======= =========== ============



See accompanying summary of accounting policies and notes to consolidated financial statements.

                               - F5 -


                    BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Year ended December 31,
                                                -----------------------------
                                                   1998             1999
                                                -----------------------------
Cash flows from operating activities
  Net loss                                      $  (305,646)     $   660,721
  Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                   188,256          162,825
    Provision for doubtful accounts                  74,184            6,413
    Provision for slow moving inventory             (17,074)         (40,764)
    Loss on disposal of fixed assets                 61,394                -
    Stock in exchange for services                    5,928           36,334
  Increase (decrease) in cash from changes
    in operating assets and liabilities:
    Trade receivables                            (2,210,117)          91,794
    Inventory                                       588,274         (179,371)
    Other receivables                                53,998           25,940
    Advances to employees                           (27,500)          26,300
    Prepaid and other assets                       (123,716)        156,9782
    Related party receivable                              -         (250,000)
    Other assets                                   (249,679)         171,677
    Accounts payable                                (23,752)        (129,265)
    Accrued liabilities                           1,037,345         (549,708)
    Income taxes payable                             60,829          229,859
    Due from related party                                -           (5,304)
    Other liabilities                                36,683          (21,726)
    Minority interest                                     -           38,522
                                               ------------   ---------------

Net cash provided by ( used in) operating         (850,593)          431,259
  activities                                   ------------   ---------------

Cash flows from investing activities

  Purchase of property, plant and equipment       (321,462)         (421,866)
  Licensing agreement and know-how                       -          (200,000)
  Investment in third party                              -           (39,996)
  Proceeds from disposal of fixed assets             7,300                 -
                                              -------------    --------------
Net cash used in investing activities             (314,162)         (661,862)
                                              -------------    --------------

Cash flows from financing activities
  Proceeds from loans payable                      557,499          102,768
  Repayments on loans payable                      (74,578)        (474,664)
  Proceeds from issuance of common stock         1,275,000        1,390,000
    in Bridge Technology
  Repayment on related party payable               (55,309)               -
  Proceeds from issuance of common stock in PTI    113,630                -
  Stock subscription collected                           -           25,000
  Stock repurchase                                       -           (2,000)
Dividends paid
  Dividends paid                                    (2,250)               -
                                              --------------   --------------
Net cash provided by financing activities        1,813,992        1,041,104
                                              --------------   --------------
Effect of exchange rate changes on cash            (33,294)         (26,199)
                                              --------------   --------------
Net increase in cash and cash equivalents          615,943          784,302

Cash and cash equivalents, beginning of year     1,499,784        2,115,727
                                              --------------   --------------
Cash and cash equivalents, end of year        $  2,115,727     $  2,900,029
                                              ==============   ==============
Cash paid during the year for:
  Interest                                    $     32,808     $     44,216
  Income taxes                                      19,459           51,376
                                              --------------   --------------
                                                    52,267           95,592
                                                 ===========    =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                            - F6 -

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

In 1998 PTI sold 50,000 shares of common stock at $0.50 per share and recorded a stock subscription receivable of $25,000.

During the year ended December 31, 1998, Autec sold certain fixed assets with a cost of $34,500 and accumulated depreciation of $20,700 to a vendor in exchange for a credit of $27,815. Autec recognized a gain of $14,015 for this transaction.

In December 1998, the Company issued 1,926,696 shares of common stock in exchange for 100% of the outstanding shares of PTI Enclosures, Inc. See Basis of presentation for details.

In early 1999, the Company cancelled a note of $100,000 payable to a shareholder in accordance with the terms contained in the promissory note. The term states that if the Company became a public reporting company before December 1, 2000, the shareholder would forgive this note of $100,000 payable to him.
Accordingly, the Company recognized the forgiveness of note of $100,000 payable to the shareholder as a part of additional paid in capital.

In October 1999, the Company granted 310,000 stock warrants to key employees, all officers and directors. Accordingly, a non-employee director compensation cost of $34,500 was recognized and included in general and administrative expenses for 1999.

In October 1999, the Company issued 50,000 warrants to a public relations firm in exchange for public relations services starting from November 1, 1999 to April 30, 2000. Accordingly, an expense of $1,834 on a pro rata basis was recognized and included as a general and administrative expense.

In December 1999, the Company issued 2,763,250 shares of common stock in exchange for 100% of the outstanding shares of Autec Power Systems, Inc. See basis of presentation for details.

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          - F7 -

                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                    SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Bridge Technology, Inc. (the Company) was incorporated under the laws of the State of Nevada on April 15, 1969. Starting from April 1997, the Company registered to do business in the State of California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators. The Company started to enter into wireless internet business in 1999.

The Company has the following subsidiaries:

Bridge R&D, Inc.                        Established on June 1, 1997

Newcorp Technology Limited (in Japan)   Merged on November 1, 1997

PTI Enclosures, Inc.                    Merged on December 14, 1998

Newcorp Technologies, Inc. (USA)        Established on March 10, 1999

Pacific Bridge Net, Inc.                Established on August 16, 1999

Autec Power System, Inc.                Merged on December 1, 1999


On December 14, 1998, the Company issued 1,926,696 shares of its common stock in exchange for 100% equity interest of PTI Enclosures, Inc. (PTI), a computer enclosures entity incorporated in the State of California, via a stock swap transaction. The terms of this transaction were: (1) one share of common stock of the Company was exchanged for one share of common stock of PTI including the shares subscribed before December 14, 1998; and (2) one common stock warrant of the Company was exchanged for one common stock warrant of PTI a total of 285,000 common stock warrants without changing the exercise price. Among the 1,926,696 shares, the actual issued and outstanding shares were 1,876,696 at December 31, 1998. The remaining 50,000 shares of common stock were issued subsequent to December 31, 1998.

This stock swap transaction was accounted for as a pooling of interests. Consequently, the consolidated financial statements report the consolidated financial position, results of operations, changes in shareholders' equity, and cash flows of the Company as if the two entities had been combined for all years presented.

On August 16, 1999, the Company formed a subsidiary, Pacific Bridge Net, Inc. ("PBN") incorporated in the State of California with a strategic alliance partner. The Company has an 80% of equity interest in this entity and the partner has 20%. PBN has obtained a license to design, build, operate and maintain a wireless infrastructure for Los Angeles county, California. The entity commenced start-up activities in August 1999.

On December 1, 1999 the Company committed to issue 2,764,250 shares of its common stock in exchange for 100% equity interest in Autec Power System, Inc. ("Autec"), via a stock swap transaction. Autec is an entity incorporated in the State of California and engaged in the design, sale and servicing of switching power supplies. The terms of the transaction were: one share of common stock in the Company was exchanged for two shares of common stock in Autec. The actual shares issued by the Company were 2,763,250 as Autec reserved the rights to issue 2,000 shares of treasury stock in exchange for 1,000 shares of common stock in the Company.

                          - F8 -

                   BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                     SUMMARY OF ACCOUNTING POLICIES

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

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers who are located in various geographical areas. Typically credit terms require payment made by the thirtieth day following the sale. The Company regularly evaluates and monitors the creditworthiness of each customer on a case by case basis. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk.
The Company does not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

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

The exchange rates as of December 31, 1998 and 1999 were $1 to 113.08 yen and
102.14 yen and the average rate of exchange during 1998 and 1999 were $1 to
130.99 yen and 113.70 yen.

                               - F9 -

                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                       SUMMARY OF ACCOUNTING POLICIES

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:


                                              Estimated Useful
                                              Life (in Years)
                                              ------------------
Computer equipment                                7
Furniture, fixtures and equipment                5-7
Vehicles                                         5-6
Leasehold improvements                           7-10


Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in statement of operations.

Intangible Assets

In 1999, the Company entered into an agreement with a Japanese company to distribute DVD related products in Southeast Asia countries including China, Hong Kong, and Singapore, etc. for 10 years. The Company paid $150,000 for the distribution right in 1999 and will amortized it over a period of five years when the distribution business starts later in 2000 as estimated.

In 1999, the Company entered into agreement with a strategic partner to develop wireless internet business in Los Angeles county and purchased technical know how from this strategic partner for $50,000. The Company plans to amortize this know how over a period of five years when the wireless business starts later in 2000 as estimated.

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

                          - F10 -

                         BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                             SUMMARY OF ACCOUNTING POLICIES

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Accounting for the Impairment of Long-lived Assets and for the Long-lived Assets to be Disposed Of

Statement of the Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of" (SFAS 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company has adopted this accounting standard and its effects on the financial position and the results of operations were immaterial.

Stock-based Compensation

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

Disclosures about Segments of an Enterprise and Related Information

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

                             - F11 -

                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                       SUMMARY OF ACCOUNTING POLICIES


Comprehensive Income (Loss)

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

New Accounting Pronouncements Not Adopted Yet

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 1999 presentation.

                              - F12 -

                       BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Inventory

Inventory consists of:

                                                          December 31,
                                               ----------------------------
                                                    1998          1999
                                               ------------   -------------
Service parts                                  $  1,814,006    $  1,575,435
Work in progress                                    274,681         624,820
Finish goods                                      1,057,476       1,125,279
Provision for slow moving items                    (208,865)       (168,101)
                                               -------------   -------------
                                               $  2,937,298    $  3,157,433
                                               =============   =============


Note 2.  Property, Plant and Equipment

Property, plant and equipment consists of:

                                                         December 31,
                                              -------------------------------
                                                    1998          1999
                                              --------------   --------------
Furniture, fixtures and equipment             $     291,554    $    324,337
Vehicles                                            119,023         158,697
Computer equipment                                  302,902         358,971
Leasehold improvements                              243,819         537,159
                                              --------------   --------------
                                                    957,298       1,379,164
Accumulated depreciation and amortization          (414,458)       (577,283)
                                              --------------   --------------
Property, plant and equipment, net             $    542,840    $    801,881
                                              ==============   ==============


Note 3.  Income Taxes

The income tax provision is as follows:

                                                 Year ended December 31,
                                             --------------------------------
                                                    1998             1999
                                             ----------------   -------------
Current
  Federal                                     $      64,400     $    362,671
  State                                              21,500                -
  Japan                                                 659              612
                                             ----------------   -------------
Total current                                        86,559          363,283
                                             ----------------   -------------
Deferred
  Federal                                                 -                -
  State                                                   -                -
  Japan                                                   -                -
                                             ----------------   -------------
Total deferred                                            -                -
                                             ----------------   -------------
Total                                         $      86,559      $   363,283
                                             ================   =============

                             - F13 -

                 BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Income Taxes (Continued)

The difference between the effective income tax rate and the expected federal statutory rate is as follows:

                                              Year ended December 31,
                                       --------------------------------------
                                             1998                  1999
                                       ----------------   -------------------
Federal statutory rate                       (34) %                34 %
Federal utilization of net                     -                   (6)
  operating loss
State taxes, net of federal benefit           (6)                   6
Subsidiary income not offset by NOL           37.4                  -
Changes in valuation allowance                40                    4
Impact from permanent differences              2.6                 (2)
                                      -----------------   -------------------
Effective income tax rate                     40 %                 36 %


Net deferred tax assets consist of the following:

                                                 December 31,
                                      ---------------------------------------
                                           1998                    1999
                                      -----------------   -------------------
Domestic (U.S.)
Deferred tax assets:                   $   347,927         $    362,896
Valuation allowance                       (347,927)            (362,896)
                                      -----------------   -------------------
                                                 -                    -

Net deferred tax assets                          -                    -

Foreign (Japan)
Deferred tax assets:
Net operating loss carryforward            201,233              222,787
Valuation allowance                       (137,328)            (152,037)
                                      -----------------   -------------------
Net deferred tax assets                $    63,905         $     70,750
                                      =================   ===================

A 100% valuation allowance was provided at December 31, 1998 and 1999 for the U.S. entities, since the Company cannot determine at this time, with reasonable certainty, that the net deferred tax assets will be realized. For the foreign (Japan) deferred tax assets, there was a valuation allowance provided at December 31, 1998 and December 31, 1999.

                            - F14 -

                       BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Income Taxes (Continued)

At December 31, 1999, the Company has available net operating loss carryforwards of approximately $180,000 for U.S. income tax purposes which expires in varying amounts through 2019.

Additionally, one of the subsidiaries of the Company has net operating loss carryforwards, not included above, which are separate return year losses in the amount of approximately $77,000, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryfoward is subject to an annual limitation which does not appear to be significant.

Note 4.  Bank Loans

Bank loans consist of short-term and long-term borrowings in the U.S. and Japan. As of December 31, 1998 and 1999, the average interest rates on the short-term borrowings in Japan were 2.15% and 2.075%. Short-term borrowings of approximately $90,000 and $97,000 at December 31, 1998 and 1999, respectively, in Japan were guaranteed by a director of Newcorp Technology Limited, ("Newcorp") a Japanese wholly-owned subsidiary of the Company. Long-term borrowings of approximately $608,000 and $630,000 at December 31, 1998 and 1999, respectively, in Japan were guaranteed by the governmental guarantee association, and Newcorp pays a fee to the association for providing the guarantee. The Directors of Newcorp are joint and several guarantors for the association. As of December 31, 1998 and 1999, the average interest rates on the long-term borrowings in Japan were 2.37% and 2.30%.

A subsidiary of the Company had a revolving line of credit from a commercial bank for working capital purposes. The revolving line of credit enabled the subsidiary to borrow an aggregate amount of principal not to exceed $500,000 at a variable interest rate (0.75% over the bank's prime rate). The revolving line of credit was subject to certain restrictive covenants and was collateralized by substantially all of the assets of the subsidiary. The outstanding balances at December 31, 1998 and 1999 was $300,000 which was paid off in January 1999.

On June 16, 1999, the Company took over a revolving line of credit from the above bank for working capital purposes. The revolving line of credit enabled the Company to borrow an aggregate amount of principal not to exceed $1,000,000 at a variable interest rate (1% over the bank's prime rate). The revolving line of credit was subject to certain restrictive covenants and was collateralized by substantially all of the assets of the Company and its US based subsidiaries. Repayment is in the form of a promissory note which stipulates that all outstanding interest and principal is payable by no later than June 30, 2000. The outstanding balance at December 31, 1999 was $0. In February 2000, the revolving line of credit was increased to an aggregate amount of principal not to exceed $2,000,000.

During the year ended December 31, 1999, Autec Power Systems, Inc. ("Autec") a wholly owned subsidiary Company, had a $1,300,000 revolving line of credit with a bank that was secured by substantially all of Autec's assets except inventories and was guaranteed by certain shareholders of the Company. The line beared an interest at the Bank's prime rate. At December 31, 1999, there were no borrowings outstanding under the line. The credit line will expire on September 25, 2000.

                            - F15 -

                           BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Bank Loans (Continued)

During the year ended December 31, 1999, Autec had a $300,000 equipment purchase line of credit with a bank that was secured by the equipment purchased by Autec and was guaranteed by certain shareholders of the Company. The line incurred an interest at the Bank's prime rate. At December 31, 1999, there were no borrowings outstanding under the line. The credit line will expire on August 25, 2003.

Note 5.  Notes and Loans Payable

                                                      December 31,
                                          -----------------------------------
                                             1998                1999
                                          ----------------   -----------------

Note payable with a foreign (Japan) bank,   $   86,965          $   76,777
  monthly payment of $1,625 including
  interest of 2.075%, due November 2003.
  (Note 4)

Note payable with a foreign (Japan) bank,      170,534              329,274
  monthly payment of $6,824 including
  interest of 2.375%, due May 2004.
  (Note 4)

Loan payable for the purchase of a vehicle,     13,202                 8,322
  monthly payment of $501 including
  interest at 10.25%, collateralized by
  the related asset, due June 18, 2001

Note payable to the Small Business             303,112               279,441
  Administration, collateralized by
  substantially all of the assets of Autec
  and personally guaranteed by four of the
  Company's shareholders, payable in monthly
  installments of $2,950, which includes
  interest at 4% per annum

Note payable to the Small Business             201,855               183,985
  Administration, collateralized by
  substantially all of the assets of Autec
  and personally guaranteed by four of the
  Company's shareholders, payable in monthly
  installments of $2,138, which includes
  interest at 4% per annum
                                             ---------------   --------------
                                                775,668              877,799

Less current portion                           (102,150)            (150,155)
                                             ---------------   --------------
                                             $  673,518         $    727,643
                                             ===============   ==============

The aggregate maturities of notes and loans payable are as follows:

Year ending December 31,                                     Amount
-------------------------------                          -----------------
        2000                                                $ 150,155
        2001                                                  149,433
        2002                                                  148,354
        2003                                                  127,535
        2004                                                   74,092
        Thereafter                                            228,230
                                                         -----------------
                                                            $ 877,799
                                                         =================


The note payables by Autec to the Small Business Administration includes various covenants. As of December 31, 1999 Autec was in compliance with loan covenants.

                              - F16 -

                      BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Commitments and Contingencies

Commitments

The Company signed an operating lease for a building from a related party.
The lease term is five years and expires in October 2003. The Company entered into a sublease agreement with another related party, for a portion of the building for a monthly payment of $1,380, through October 2003.

Autec leases facilities under an operating lease from a company owned by a majority stockholder. The lease calls for monthly lease payments of $16,500, subject to cost of living adjustment, through 2007. Autec entered into a sublease agreement with a related party, for a portion of the facility for a monthly payment of $4,125. The term of the sublease was for 10 years.

The following table represents the consolidated rental commitments at December 31, 1999.

Year ending December 31,                     Amount
-------------------------                    ------------
        2000                                 $   489,610
        2001                                     498,307
        2002                                     503,220
        2003                                     517,171
        Thereafter                               811,654
                                             ------------
                                             $ 2,819,962
                                             ============

Total rental expense for the year ended December 31, 1998 and 1999, was $499,077 and $392,334, respectively.

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

Note 7.  Related-Party Transactions

In the ordinary course of business, the Company's wholly-owned foreign subsidiary engaged in transactions with Digital Stream Corporation ("DSC"). The Company's foreign subsidiary has a director and major shareholder in DSC. DSC leases office space to the Company's foreign subsidiary and is entrusted with the Company's foreign subsidiary.


                                           Year Ended December 31,
                                       -------------------------------------
                                             1998               1999
                                       ----------------   ------------------

Digital Stream Corporation ("DSC"):
        Purchases                       $    6,667          $   52,851
        Rent                                 9,161              11,749
                                       ----------------   ------------------

                            - F17 -

                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.  Related-Party Transactions (Continued)

On January 15, 1995, PTI signed a promissory note to pay $100,000 to a company wholly-owned by one of the Company's minority shareholders. The note bears no interest and the entire principal balance is due December 1, 2000 unless the Company became a public reporting company, at which time the note will be cancelled. In early 1999, the shareholder forgave this note of $100,000 payable to him. Accordingly, the Company recognized the increase of $100,000 in additional paid-in capital.

During the years ended December 31, 1998 and 1999, Autec was reimbursed for certain operating and overhead expenses attributable to a related party, owned by one of the Company's majority shareholders. The amount of $22,803 and $28,107 represented the unreimbursed expense due from the related party as of December 31, 1998 and 1999 respectively.

In January 1999, the Company purchased a motor vehicle form a director of the Company for $37,000.

During the middle of 1999, the Company lent $250,000 to a related party entity at which a shareholder of the Company is the Director of Marketing. This related party entity has been engaging the business of converting digital image to film based image. As of December 31, 1999, the Company believes that the receivable is fully recoverable.

Note 8.  Shareholders' Equity

1998

During September and October 1998, the Company issued 50,000 and 200,000 shares of common stock, respectively, at $0.50 per share and received aggregate proceeds of $125,000.

In December, 1998, the Company issued 1,926,696 shares of common stock to acquire a 100% equity interest of PTI Enclosures, Inc. The transaction was accounted for as a pooling of interests transaction, therefore, the statement of operations for the years ended December 31, 1998 have been retroactively restated to include all activities of PTI Enclosures, Inc. The results of the operations of the Companies before the acquisition took place were as follows:

                                                      Net
                                                      Income
                                     Revenue          (Loss)
                                    -------------   -------------
Bridge Technology, Inc.
January 1 to December 14, 1998       $  5,786,128    $ (555,967)
                                     ============   =============

PTI Enclosures, Inc. (Stand Alone)
January 1 to December 14, 1998       $ 12,000,153    $  117,679
                                     =============   =============

                       - F18 -

                      BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.  Shareholders' Equity (Continued)

During December 1998, PTI sold 100,000 shares of common stock at $0.50 per share to a third party company and received proceeds of $50,000.

During 1998, the Company sold 50,000 shares of common stock at $0.50 per share to two individuals and recorded a common stock subscription receivable of $25,000. The subscription was received early in 1999.

During December 1998, PTI issued 11,856 shares of common stock in exchange for consulting services provided by a shareholder.

During December 1998, PTI acquired a 100% equity interest in Classic Trading Inc. (CTI) through issuing 50,000 shares of common stock at $0.50 per share. The sole owner of CTI became a shareholder of the Company.

1999

In early 1999, the Company cancelled a note of $100,000 payable to a shareholder in accordance with the terms contained in the promissory note. The term states that if the Company became a public reporting company before December 1, 2000, the shareholder would forgive this note of $100,000 payable to him. Accordingly, the Company recognized the forgiveness of $100,000 payable to the shareholder as a part of additional paid in capital.

During March 1999, the Company sold 600,000 shares of common stock at $0.75 per share to two individuals and received proceeds of $450,000.

During June and July 1999, the Company sold 700,000 shares of common stock at $1.00 per share to four individuals and received proceeds of $700,000.

During July and August 1999, the Company sold 120,000 shares of common stock at $2.00 per share, 100,000 to an individual investor and 20,000 to a third party company and received proceeds of $240,000.

In October 1999, the Company granted 310,000 stock warrants to key employees, all officers and directors. Accordingly, a non-employee director compensation cost of $34,500 was recognized and included in general and administrative expenses for 1999.

In October 1999, the Company issued 50,000 warrants to a public relations firm in exchange for public relations services starting from November 1, 1999 to April 30, 2000. Accordingly, an expense of $1,834 on a pro rata basis was recognized and included as a general and administrative expense.

During later 1999, the Company issued 75,000 shares of its common stock as a result of warrants exercised with an exercise price at $1.00 per shares. The proceeds of $75,000 were received subsequent to December 31, 1999.

                             - F19 -

                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Shareholders' Equity (Continued)

In December, 1999, the Company committed to issue 2,764, 250 shares of common stock in exchange for 100% equity interest in Autec Power Systems Inc. The transaction was accounted for as a pooling of interest transaction, therefor the statement of operations for the years ended December 31, 1998 and 1999 have been retroactively restated to include all activities of Autec Power Systems Inc.

On March 14, 1999, per one employee-shareholder's request, Autec repurchased 2,000 shares of common stock at $1.00 per share from this individual.. Accordingly the actual shares issued by the Company were 2,763,250 as Autec reserved the rights to issue 2,000 shares of treasury stock in exchange for 1,000 shares of common stock in the Company.

The results of the operations of the Companies before the acquisition took place were as follows:


                                                     Net
                                                     Income
                                       Revenue       (Loss)
                                      ------------   -------------
Bridge Technology, Inc.
December 31, 1998                     $ 20,737,017   $  (381,585)
January 1 to November 30, 1999          23,016,451      (103,089)
                                      ============   ==============


Autec Power System, Inc. (Stand Alone)
December 31, 1998                       10,014,963        73,689
January 1 to November 30, 1999           8,538,951       771,382
                                      ============   ==============


Note 9.  Stock Options and Warrants

There were no option/warrant activities in Autec in 1998 and 1999.

Warrants activities in the Company are summarized as follows:

                                                      Weighted Average
                                        Shares        Exercise Price
                                     --------------  ------------------
Outstanding at January 1, 1998          180,000             2.46
Warrants granted in PTI                 105,000             3.50
Warrants granted in the Company         360,000             1.75
                                     --------------  ------------------
Outstanding at December 31, 1999        645,000             2.23
Warrants granted in the Company         360,000             5.00
Warrants exercised                      (75,000)           (1.00)
                                     --------------  ------------------
Outstanding at December 31, 1999        930,000             3.40
                                     ==============  ==================


In June 1999, the Board of Directors of the Company decided to change the effective contractual life of 20 years to five years for the warrants granted in 1997 and 1998 with a total of 570,000 warrants.

                          - F20 -

                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Stock Options and Warrants (Continued)

On November 29, 1999, the Board of Directors of the Company approved a proposal made by management in October 1999 to grant 360,000 warrants to officer, directors, and a public relationship consultant for their performance and contribution to the Company in 1999. As a result of this approval, a total of 360,000 warrants were granted. Accordingly, a total of 360,000 shares of common stock will be reserved by the Company for issuance upon the exercise of the granted warrants.

Each warrant will entitle the holder to purchase one share of the Company's common stock at a price of $5.00 per share. The warrants granted to the public relationship consultant have a two year contractual life while all other warrants granted during 1999 have a five year contractual life. Each warrant is immediately exercisable and will expire if it would not be exercised within contractual life from the grant date. Shares acquired through exercising a warrant will be restricted and will not be registered for trading purpose unless the Company, at its sole discretion, files a registration statement and includes these designated shares.

The following table summarizes the total warrants granted in 1999:

                                   Granting    Warrants     Exercise
Vested
Expiring
                                   Date        Granted      Price
Period
Date
                                   -------------------------------------------
--
--------------
Warrants granted to employees      10/11/99    235,000      $5.00        None
10/11/04

Warrants granted to non-employees  10/11/99     75,000      $5.00        None
10/11/04

Warrants granted to public         10/11/99     50,000      $5.00        None
10/11/01
  relationship consultant
                                             ------------
Warrants granted                               360,000
                                             ============


The Company follows APB No. 25 and related interpretations for its stock warrants granted to employees. As the exercise price of $5.00 is higher than the stock issuance price of $2.00 on October 11, 1999, the Company did not recognize any compensation cost for the warrants granted to employees. Using the Black Scholes option pricing model, the Company determined that the fair value of each warrant granted was $0.46. Accordingly, pursuant to SFAS No. 123 the Company recognized a compensation cost of $34,500 for warrants granted to non - employees.

Using the Black Scholes option pricing model, the Company determined that the fair value of each warrant granted to the public relationship firm was $0.11. The total fair value of these warrants granted was $5,500. Accordingly, pursuant to SFAS No. 123 the Company recognized a public relationship expense of $1,834 for warrants granted to the public relationship consultant in 1999. A pro rata expense was recognized during 1999 as the public relationship consulting agreement commenced in October 1999 and runs through to April 2000.

                         - F21 -

                BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Stock Options and Warrants (Continued)

The assumptions used in the Black Scholes option pricing model in 1999 were as follows:



                                    Warrants             Warrants
                                    Granted to           Granted to
                                    Employees            a Public
                                    and Non-             Relationship
                                    Employees            Firm
                                  ---------------     -------------------
Discount rate                       6.03%                5.86%
Volatility                          47.0%                47.0%
Expected life                       5 years              2 years
Expected dividend yield             -                    -
                                  ---------------     -------------------

In accordance with SFAS No. 123 the pro forma effect on net income attributable to common shareholders is as follows:

                                                         December 1999
                                                      -------------------
Net income attributed to common shares:
  As reported                                            $   660,721
  Pro forma                                                  552,621

Basic earnings per share
   As reported                                           $      0.07
   Pro forma                                                    0.06

Diluted earnings per share
   As reported                                           $      0.06
   Pro forma                                                    0.05
                                                       ------------------

The following table summarizes information about Warrants outstanding as of December 31, 1999:


                    Warrants Outstanding              Warrants Exercisable
           --------------------------------------   -------------------------
                         Weighted
                         Average        Weighted                    Weighted
                         Remaining      Average                     Average
 Exercise  Number        Contractual    Exercise     Number         Exercise
 Price     Outstanding   Life           Price        Exercisable    Price
-----------------------------------------------------------------------------
 $ 1.75    360,000       4.04 years     $ 1.75       360,000        $ 1.75
 $ 3.50    210,000       3.04 years     $ 3.50       210,000        $ 3.50
 $ 5.00    360,000       4.37 years     $ 5.00       360,000        $ 5.00
          ---------                                 ---------
           930,000                                   930,000
          =========                                 =========

                           - F22 -

             BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Concentration of Customer and Suppliers

During the year ended December 31, 1998 and 1999, one customer accounted for approximately 38% and 46% of the consolidated revenue and 31% and 43% of consolidated accounts receivable at December 31, 1998 and 1999.

Two vendors accounted for 36% of the consolidated total purchases during the year ended December 31, 1998. Three vendors accounted for 41% of the consolidated total purchases during the year ended December 31, 1999.

Note 11.  Subsequent Events

The Company filed with NASDAQ to be listed on NASDAQ market system on December 17, 1999. As of March 10, 2000, the approval from NASDAQ has not yet been received.

In December, 1999 The Company entered into an acquisition agreement with CMS Technology Limited (CMS), a related party company incorporated under the laws of Hong Kong Special Administrative Region, to acquire 60% equity interest for cash of $6 million subject to a valuation report that will be performed by a third party appraisal firm. At the same time, a director and shareholder of the Company would acquire 10% of equity interest in CMS. In accordance with the acquisition agreement, the Company has an option to acquire the remaining 30% of equity interest in CMS in exchange for 300,000 shares of the Company's
common stock.   As of March 10, 1999, the acquisition has not been complete.

In December, 1999, the Company signed a letter of intent to acquire 100% equity interest in Centennial Electronics Limited (CEL), a third party company incorporated under the laws of Hong Kong Special Administrative Region, for the consideration of 500,000 shares of the Company's common stock. This completion of acquiring CEL is contingent on whether the Company is, for CEL's future expansion of business, able to provide a revolving line of credit of $8 million which is heavily depend on the success of the planned secondary offering of the Company's common stock. As of March 10, 1999, the acquisition has not been completet.

The Company issued 40,000 shares of common stock in February 2000 in exchange for five patents including design and tooling, from an unrelated entity, at the market price $11.25 per share.

In January 2000, a key employee of the Company exercised 10,000 warrants with an exercise price of $3.50 per share in exchange for 10,000 shares of common stock. The Company accordingly received proceeds of $35,000 from the employee.

Note 12.  Profit Sharing Plan

Autec has a 401(k) profit sharing plan covering substantially all Autec employees, subject to certain participation and vesting requirements. The plan provides that Autec will partially match employee contributions up to specified percentages. The amount charged to selling general and administrative expense for the 401(k) profit sharing plan amounted to $5,455 and $18,388 in 1998 and 1999 respectively.

                             - F23 -



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The directors and officers of the Company are as follows:

Name                    Age         Position

Tetsuji Aoyagi          47          Chairman of the Board

James Djen              46          President and Director

Winston Gu              46          CEO & Director

John J. Harwer          53          Director

John T. Gauthier        72          CFO & Director

Peter Liu               50          Director

Hideki Watanabe         50          Director

Michael Paull           47          Director

Alan Hui-Tse Sheen      43          Director

Bob Hong                55          Director

Fusahiko Hasegawa       56          Director

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


RESUMES:

Tetsuji Aoyagi is the Chairman of the Board of Directors and a member of the Executive Steering Committee of the Company since April 1998. He is also the President, Chief Executive Officer and Director of Digital Stream Corporation, a Tokyo, Japan based R&D company. Mr. Aoyagi has over 20 years experience in Research and Development of high technology products, especially in the field of Optical Media Storage and Human Interface field. From 1980 until 1984 he worked at Thompson Research and Development Corporation where he was responsible for all the consumer product developments as a special Scientific Adviser to the President. In 1985 he founded MOST Corporation in Los Angeles, California, where he was responsible for 3.5 inch Magneto-optical disc drive. Mr. Aoyagi became the General Manager and was responsible for marketing of this Magneto-Optical drive to OEM accounts until 1987. In 1987 he founded Digital Stream Corporation in Yokohama, Japan where he is responsible for corporate management. Mr. Aoyagi also served as the Chairman of the Board of Data Stream cooperation, a Joint Venture organized by the Singapore Government and Creative Technology. Mr. Aoyagi received his
M.S. Degree in Optics in 1974 from the State University of Pennsylvania at Edinboro. Mr. Aoyagi devotes his major efforts to the Company.

James Djen is President, Director and a member of the Executive Steering Committee of the Company since November 2, 1998. He also serves as the President and Chairman of the Board of PTI Enclosures, Inc., a Company subsidiary. From June 1985 to 1994 he was a Director and Executive Vice President of CMS Enhancement, a New York, Stock Exchange firm. Mr. Djen was granted a Bachelor of Science Degree in Electrical Engineering from National Taiwan University in 1977; a Master of Science Degree in Electrical Engineering from Connecticut's Bridgeport University in 1978 and a Master of Science Degree in Electrical Engineering in 1981 from California State University. Mr. Djen devotes full time to the Company.

Winston Gu is the CEO of the Company and a member of the Executive Steering Committee. He is also the Chief Executive Officer of the Company's subsidiary, Autec Power Systems, Inc. and the President of Frontier Electronics Corporation. Mr. Gu devotes full time to the Company.

John J. Harwer is a Director and member of the Executive Steering Committee of the Company since June 1997 and also serves as the President of Pacific Bridge Net, a Company subsidiary. From January 1996 to May 1997, Mr. Harwer owned and managed a computer distribution company, Allied Web Inc. with $35 million in 1996 annual sales. From May 1994 to April 1996, he was a majority owner of SimmSun, Inc. a supplier of computer memory and components to the various domestic and international market. From January 1990 to May 1994, he was Vice President of Operations and New Product Development for CMS Enhancements, a $200 million NYSE computer peripherals company. From 1971 through 1989, he held senior engineering, marketing and management positions with several companies in the computer industry including Hewlett-Packard, Raytheon, Gerber Scientific, Picker Nuclear, Genrad, and Calcomp. Mr. Harwer also served as technology consultant to Burroughs (now UNISYS), SHARP USA, GRAPHTEC, AMTEC and others. He received his Master of Computer Science degree from Charles niversity, Prague, Czech Republic in 1971. He has written, conducted, and participated in, numerous management and technology seminars and conferences. Mr. Harwer devotes full time to the operations of the Company.

John T. Gauthier is the Chief Financial Officer, Director and member of the Excutive Steering Committee of the Company. He was the prior Chairman of the Company's Board of Directors from March 1997 until April 1998. He is also the Secretary-Treasurer, Chief Financial Officer and Director of the Exell Corporation since June 1995. For twelve years Mr. Gauthier was President and Chairman of the Board of Datronic Engineers Inc., a small capitalization public company engaged in the design, furnishing and installation of long range telecommunications systems internationally. For six years he was Director of Finance and Administration for Northrop Corporation's subsidiary: Page communications Engineers, a leading international telecommunications company. He was a former management consultant to the Executive Director of the International Monetary Fund of the World Bank. He was also a Founder and Director along with the former Controller of the U.S. Treasury, James Saxton of the Free State Bank and Trust Company in
Potomac, Maryland. Mr. Gauthier received a Bachelor of Science Degree in Finance from Fordham University in 1953 and completed the MBA program at the Graduate School of Business, George Washington University in 1957. Mr. Gauthier also completed two years of legal training at the Georgetown University Law Center in 1959. Mr. Gauthier devotes full time to the Company.

Peter Liu is a Director of the Company. He is the Founder, Chairman and Chief Executive Officer of the W.I. Harper Group, a San Francisco based venture capital and investment banking firm, with offices in San Francisco, Taipei, Hong Kong and Beijing. W.I. Harper Group provides cross-border, financial and management services to companies in the international market. He recently organized a 2 billion dollar China fund.

Hideki Watanabe is a Director and member of the Executive Steering Committee of the Company since April 1998. Mr. Watanabe also serves as President of NEWCORP TECHNOLOGY LIMITED, a Tokyo, Japan based electronics technology R&D subsidiary of the Company. He graduated from Nihon Physical Education College in 1972. From 1972 until 1982 he worked for Wakou-Shoji. From 1983 until 1984 he was the President of Seiei Corporation. In 1995 he co-founded of Newcorp Technology Limited, where he is responsible for international sales and marketing of high technology products for the company.
Mr. Watanabe devotes full time to the Company's Newcorp Technology subsidiary in Japan.

Mike M. Paull is a Director of the Company. He is the Managing Director of Microsoft's Intelligent Home Systems Group, a product development unit of Microsoft's Hardware Division based in Redmond, Washington. Mr. Paull has been with Microsoft since 1991, where his teams have identified and shipped a wide variety of advanced technology products. Mr. Paull's current mission is to develop new products and services in the home automation and control markets, to include automation and control services for the Windows (R) Operating System, and participation in Microsoft's Universal Plug and Play (UPnP) vision. Mr. Paull's product development group works as a "virtual corporation", with globally-dispersed design, manufacturing and testing occurring in the United States, Japan, Taiwan, Singapore, Malaysia, China, Ireland and other countries.

Alan Hui-Tse Sheen is a Director of the Company. He is the Chairman and Chief Executive Officer of American Computer and Digital Components, Inc., which is believed to be the largest privately held computer memory module company in the world. Last year's sales were in excess of $600 million dollars. Mr. Sheen has been actively involved in the computer memory module business since graduation from the University of Southern California in 1983 with a BS in Business Administration.

Bob Hong is a Director of the Company. He is the Chairman of Multacom, a multinational telecommunications company. Mr. Hong is also Chairman of Global Bridge e-Net, a telecommunications company that is building a broadband wireless network in Los Angeles County. Mr. Hong is also the Chairman of TCI Group, LP, a firm with investment interest in Hi-Tec and Telecommunication in Asia and the U.S. He is the Co-founder and Senior Director on the Board of University Synergies Company, a university affiliate that specializes in biotechnology development and commercialization. He is also the Major Investor of Beijing Ao-Sheng Independent Development Company, Paging Network firm in Beijing, China. Mr. Hong is the Chairman of Beijing Wells Medical and Healthcare Consultant Co., a healthcare product importer and distributor with offices in major Chinese cities. He is also the Founder of the Great Heart Charity Foundation in Taiwan.

Conflicts of Interest.

Certain members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as Officers and Directors of the Company. Insofar as these officers and directors are engaged in other business activities, management anticipates they will devote less than full time to the Company's affairs. The officers and directors of the Company are now and may in the future become shareholders, Officers or Directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

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

Item 10. Executive Compensation.

The following table shows all cash compensation for services rendered during the last two fiscal years ended December 31, 1999 paid by the Company to each of the Company's executive officers whose cash compensation exceeded $100,000.


                                                Long Term Compensation
                                                ----------------------
                        Annual Compensation    Awards          Payouts

                                   Other   Restr-                  All Other
                                   Annual  icted   Sec.            Compen-
                                   Compen- Stock   Undrlng  LTIP   sation
                                   sation  Award(s)Options/Payouts Warrants
Name and
Position   Yr    Sal.($) Bonus($) ($)     ($)     SAR's($)       ($)

Winston Gu 1999  75,000  200,000                                 25,000@$5.00
 President 1998  60,000  200,000
 Autec
 Power Sys.

J. Djen    1999 120,000     0      0       0       0       0     25,000@$5.00
 President 1998 159,900     0      0       0       0       0     45,000@$3.50
           1997  82,000     0      0       0       0       0     45,000@$2.00

J. Harwer  1999 120,000     0      0       0       0       0     25,000@$5.00
 CEO       1998 158,333     0      0       0       0       0    100,000@$1.75
           1997  98,333     0      0       0       0       0          0

R. Fox     1999 125,000     0      0       0       0       0     15,000@$5.00
 General   1998 123,637     0      0       0       0       0     30,000@$3.50
 Manager   1997  73,839     0      0       0       0       0     30,000@$2.00
 PTI
Enclosures


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



Name and Address of        Preferred     Common        %
Title of Class
Beneficial Owner           Shares        Shares               Ownership
--------------------------------------------------------------------------
Winston Gu (3)                         2,773,334       27     Common
12601 Monarch Street
Garden Grove, CA 9841

James Djen (1)                           565,000        5     Common
12601 Monarch Street
Garden Grove, CA 92841

John T. Gauthier (1)                           0        0     Common
12601 Monarch Street
Garden Grove, CA 92841

John J. Harwer and                       200,000        2     Common
Oliva Harwer Trust (1)
12601 Monarch Street
Garden Grove, CA 92841

Tetsuji Aoyagi (1)                       400,000        4     Common
2-12-38, Aobadai, Aoba-Ku
Yokohama-Shi, Kanagawa-Ken, Japan

Hideki Watanabe (1)                      300,000        3     Common
4-14-2 Nagatsuda, Midori-Ku
Yokohama-Shi, Kanagawa-Ken, Japan

Cayman Computer                          373,206        4     Common
Alliance Corporation
12601 Monarch Street
Garden Grove CA 92841

COMMON
All Officers & Directors (2)           5,488,334       53    Common


(1) Officer and/or Director of the Company.
(2) Officers and Directors as a Group. The balance of the Company's outstanding Common Shares is held by approximately 2200 persons.
(3) Include sharrs owned by wife Jeannie Gu.

  Warrants activities in the Company are summarized as follows:


                                                  Weighted Average
                                        Shares    Exercise Price
                                       ----------------------------
Outstanding at January 1, 1998         180,000       $  2.46
Warrants granted in PTI                105,000          3.50
Warrants granted in the Company        360,000          1.75
                                       ------------------------
Outstanding at December 31, 1999       645,000          2.23
Warrants granted in the Company        360,000          5.00
Warrants exercised                     (75,000)        (1.00)
                                       ------------------------
Outstanding at December 31, 1999       930,000          3.40
                                       ------------------------

The following table summarizes information about Warrants outstanding as of December 31, 1999:

                     Warrants Outstanding           Warrants Exercisable
               ---------------------------------    ---------------------
                            Weighted
                            Average     Weighted                 Weighted
                            Remaining   Average                  Average
Exercise       Number       Contractual Exercise    Number       Exercise
Price          Outstanding  Life        Price       Exercisable  Price
--------------------------------------------------------------------------
$ 1.75         360,000      4.04 years  $ 1.75      360,000      $ 1.75
$ 3.50         210,000      3.04 years  $ 3.50      210,000      $ 3.50
$ 5.00         360,000      4.37 years  $ 5.00      360,000      $ 5.00
               -------                              -------
               930,000                              930,000
               =======                              =======


Item 12.  Certain Relationships and Related Transactions.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation except as disclosed in the Notes to the financial statements.


ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

- Exhibit 3 (i)  Articles of Incorporation

   a) Newcorp Technology, Inc. (Nevada), Incorporated March 15, 1999 (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

   b) - Bridge Technology, Inc. as amended April 21, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2,
          Exhibit 3(i)filed December 23, 1998 with the Commission).
       - Bridge R & D, Inc. Incorporated June 25, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2,
          Exhibit 3 (i) filed December 23, 1998 with the Commission).

   c)  - Pacific Bridge Net incorporated June 9, 1999

 =========================================================================
                        STATE OF NEVADA
                        Secretary of State

1. NAME OF CORPORATION:   PACIFIC BRIDGE NET
                          ----------------------------
2. RESIDENT AGENT: (designated resident agent and his STREET ADDRESS in Nevada where process may be served)
   Name of Resident Agent:     LOUIS POPP
                           ---------------------------------------------
   Street Address:    2004 WESTLUND DRIVE          LAS VEGAS         89102
                      ------------------------------------------------------
                      Street No.   Street Name	   City 	      Zip

3. SHARES: (number of shares the corporation is authorized to issue)
   Number of shares with par value:   1,000   Par value  $0.01
                                    ---------           -------
   Number of shares without par value:   NONE
                                        ------

4.  GOVERNING BOARD: shall be styled as (check one):
    X  Directors       		 Trustees
    --                       ---

   The FIRST BOARD OF DIRECTORS shall consist of  2  members and the
                                                 ---
   names and addresses as follows (attach additional pages if necessary)

    JOHN T. GAUTHIER		 12601 MONARCH ST., GARDEN GROVE, CA 92841
   -------------------------    -------------------------------------------
    Name				 Address

    JAMES DJEN			 12601 MONARCH ST., GARDEN GROVE,C A 92841
   --------------------------   ------------------------------------------
    Name				 Address

5.  PURPOSE (Optional - see reverse side) The purpose of the corporation shall be:
    DEVELOP AND MANUFACTURE WIRELESS INTERNET ACCESS EQUIPMENT
    ----------------------------------------------------------------------

6. OTHER MATTERS: This form includes the minimal statutory requirements incorporate under NRS 78. You may attach additional information pursuant to NRS 78.037 or any other information you deem appropriate. If any of the additional information is contradictory to this form it cannot be filed and will be returned to you for correction.
   Number of pages attached  0
                            ---

7. SIGNATURES OF INCORPORATORS: The names and addresses of each of the incorporators signing the articles: (Signatures must be notarized.)
   (Attach additional pages if there are more than two imcorporators.)

    JOHN T. GAUTHIER			 JAMES DJEN
   -----------------------             ----------------------------------
     Name (print)                         Name (print)

    12601 MONARCH ST.,			 12601 MONARCH STREET
   -----------------------              ---------------------------------
     Address                                      Address

    GARDEN GROVE, CA 92841		 GARDEN GROVE, CA 92841
   ------------------------             ---------------------------------
     Address                                      Address

    JOHN T. GAUTHIER			 JOHN T. GAUTHIER
   ------------------------              --------------------------------
     Signature                            Signature

   State of    California	  	State of     California
            ---------------                      ------------------------
   County of   Orange			County of    Orange
             --------------                      ------------------------

  This instrument was acknowledged 	This instrument was acknowledged
  before me on				before me on

     May 25,      19 99 , by                May 24,          19 99 , by
  ---------------   ----                --------------------    ----
     Stephanie N. Gandre		    Paul Chang
  ---------------------------           --------------------------------
     Name of Person                          Name of Person

  as incorporator				as incorporator
  of   PACIFIC BRIDGE NET		of   PACIFIC BRIDGE NET
     ---------------------------           -----------------------------
     (name of party on behalf of	   (name of party on behalf of
    whom instrument was executed)	    whom instrument was executed)

       STEPHANIE N. GANDRE		     PAUL CHANG
   -----------------------------          ------------------------------
   Notary Public Signature		   Notary Public Signature

 (affix notary stamp or seal)		(affix notary stamp or seal)

   STEPHANIE N. GANDRE			 PAUL CHANG
   Commission # 1190358			 Commission # 1072531
   Notary Public - California		 Notary Public - California
   Orange County                         Orange County
   My Comm. Expires Jul 18, 2002	 My Comm. Expires Sep 17, 1999


8. CERTIFICATE OF ACCEPTANCE OF APPOINTMENT OF RESIDENT AGENT
   I   LOUIS POPP   hereby accept appointment as Resident Agent for the
     --------------
   above named corporation.
       LOUIS POPP
   -------------------------------------------------------------------------
   Signature of Resident Agent						Date

============================================================================

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

- Exhibit 10  Material Contracts

          A) Classic Trading, Inc. Agreement (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

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

           E) Newcorp Technology, Ltd. (Japan) Stock Exchange Agreement, as entered into November 11, 1997, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10 D) filed December 23, 1998, with the
Commission).

           F) Autec Power Systems, Inc. Acquisition Agreement, dated December 8, 1999



                  MERGER AND ACQUISITION AGREEMENT


        This MERGER & ACQUISITION AGREEMENT ("Agreement") is entered into this 8th day of December, 1999 by and between BRIDGE TECHNOLOGY, INC. ("BTGY") a Nevada corporation in organization and AUTEC POWER SYSTEMS, INC. ("AUTEC") a California corporation.


                           ARTICLE I
                        CAPITALIZATION

	1.1	BTGY has 100,000,000 shares authorized, $0.01 par value, with
7,602,936 shares issued and outstanding.

	1.2	AUTEC has 7,000,000 shares authorized, no par value, with
5,528,500 shares issued and outstanding.


                            ARTICLE II
                       EXCHANGE OF SHARES

	2.1	BTGY and AUTEC agree to exchange on a two for one basis 5,528,500 shares of stock whereby AUTEC is to receive 2,764,250 shares of BTGY for shares of AUTEC, representing 100% of all outstanding shares of AUTEC.


                         ARTICLE III
                          CLOSING

	3.1	The effective date of the merger and acquisition is December 1,
1999.

        3.2     The closing ("closing") shall take place on or before December
15,
1999 at 10:00 a.m. at such place as the parties agree.

	3.3	At the closing AUTEC shall deliver shares of its common stock and all the books and records to BTGY.

	3.4	At the closing BTGY shall deliver 2,764,250 shares of its common stock to AUTEC in accordance with a certified list of shareholders to be furnished prior to closing.


  		                   ARTICLE IV
                   REPRESENTATIONS AND WARRANTIES OF
                               AUTEC

	AUTEC hereby represents and warrants to BTGY as follows:

	4.1	Organization and Related Matters.	AUTEC is a California
corporation, duly organized, validly existing and in good standing under the laws of the State of California. AUTEC has the corporate power and authority to carry on the business as now being conducted, and the corporate power and authority to execute and deliver this Agreement and consummate the transactions contemplated hereby and has taken all actions necessary to secure all approvals required in connection therewith.

	4.2	Authority.	AUTEC has full power and the capacity and authority to
execute and deliver this Agreement and to consummate the transactions contemplated hereby.  This Agreement has been duly authorized, executed and delivered by, and is a valid and binding agreement of, AUTEC, enforceable in accordance with its terms; and no further action, approvals or consents are necessary on the part of the AUTEC; nor is it necessary for AUTEC to obtain any actions, approvals or consents from any third persons, governmental or other, to make this Agreement valid and binding upon and enforceable against
AUTEC in accordance with its terms, or to enable AUTEC to perform this
Agreement and the transactions contemplated hereby.

	4.3	Title and Quiet Enjoyment.	AUTEC has good and marketable title
to all of the Assets.  All the Assets are free and clear of restrictions on or conditions to transfer or assignment, and are free and clear of all defects of title, mortgages, liens, pledges, leases, charges, encumbrances, equities, claims, conditional sale contracts, easements, rights of way, security interests, covenants, conditions, or restrictions.

	4.4	Disclosure.	There is no fact known to AUTEC which has not been
disclosed to BTGY in writing with respect to the business, assets, liabilities, financial condition or performance of AUTEC, which could reasonably be anticipated to have a material adverse affect upon the existing or expected financial condition, operations, sales, gross margins, operating results, assets, customer relations, employee relations or business prospects of AUTEC.


                             ARTICLE V
                 REPRESENTATIONS AND WARRANTIES OF
                              BTGY

	BTGY represents and warrants to the AUTEC as follows:

	5.1	Organization and Related Matters.	BTGY is a Nevada corporation,
duly organized, validly existing and in good standing under the laws of the
State of Nevada.  BTGY has the corporate power and authority to carry on the business as now being conducted, and the corporate power and authority to execute and deliver this Agreement and consummate the transactions contemplated hereby and has taken all actions necessary to secure all approvals required in connection therewith.

	5.2	Due Authorization.	The execution and delivery of this
Agreement and the consummation of the transactions required of BTGY under this Agreement have been duly authorized by BTGY and is subject to formal radification and approval by BTGY's Board of Directors, and this Agreement represents a valid agreement of BTGY which is binding on and enforceable against BTGY in accordance with its terms.


                             ARTICLE VI
               OBLIGATIONS PENDING AND FOLLOWING THE CLOSING

	6.1	Consents/Litigation.	Each party shall use its best efforts: (a)
to obtain or cause to be obtained at the earliest practicable date and prior to the Closing Date all consents, approvals, permits and licenses necessary to permit such party to consummate the transactions contemplated hereby which can reasonably be obtained by the Closing Date; and (b) to resist and obtain the dismissal of any litigation, investigation or other proceeding which questions the validity or legality or seeks to hinder or prevent the consummation of the transactions contemplated hereby.

	6.2	Notice of Breach.	Each party to this Agreement will immediately
give written notice to the other parties of the occurrence of any event, or the failure of any event to occur, that results in a breach by it of any representation or warranty or a failure by it to comply with or fulfill any covenant, condition or agreement contained herein.

	6.3 	Other Offers.	AUTEC shall not solicit, consider, entertain,
accept or take any other affirmative or favorable action with respect to any offer or proposal involving: (a) a sale of any of the Assets; (b) any merger, consolidation or other reorganization of AUTEC with or into any other entity; or (c) any other transaction which would prevent or hinder the consummation of the transactions contemplated herein.

	6.4	Further Assurances.	Each party hereto shall execute and
deliver such instruments and take such other actions as the other party or parties, as the case may be, may reasonably require in order to carry out the intent of this Agreement.

	6.5	Best Efforts.	BTGY and AUTEC will use their best efforts to
perform or cause to be satisfied each covenant or condition contained herein to be performed or satisfied by it.



WHEREAS:

	BUYER and SELLER agree to exchange all the shares outstanding in AUTEC for 2,764,250 shares in BTGY.

	Now therefore be it resolved that BUYER has acquired SELLER for 2,764,250 shares of BUYER.



		BUYER					SELLER

BRIDGE TECHNOLOGY, INC.(BTGY)		AUTEC POWER SYSTEMS, INC. (AUTEC)


    John T. Gauthier          	                Winston Gu
  -----------------------               -------------------------------------
   John T. Gauthier, CFO                   Winston Gu, Chairman & CEO



         Dec. 8, 1999                               Dec. 8, 1999
  -----------------------               -------------------------------------
            Date                                       Date


=============================================================================

           G) CMS Technology Limited (HK) Acquisition Agreement as amended March 15, 2000


                           ACQUISITION AGREEMENT
                        AS AMENDED MARCH 15, 2000

The Agreement is between Bridge Technology, Inc. ("BTGY") and it's unnamed partner/partners and certain controlling shareholders of CMS Technology Limited HK ("CMS").

CMS has accepted BTGY 60% of the shares outstanding.

a) USD$6,000,000 cash, 50% payable by January 5, 2000 and 50% by February 9, 2000.
b) 300,000 shares payable in the common stock of BTGY at $10.00 per shares to management team. (300,000 shares of restricted stock)

BTGY, after polling a majority of its Board of Directors, has agreed to accept the acquisition of 60% of CMS offer with the understanding that BTGY will engage BDO Seidman to audit the books of CMS and engage American Appraisal Associates for a valuation report before final closing.

CMS is required to deliver at closing a written 3 year offer of first refusal to buy an additional 30% of CMS in exchange for common stock of BTGY after BTGY has been accepted for listing on the NASDAQ market system.


CMS Technology Limited, Hong Kong		Bridge Technology, Inc.



           Edwin Cheng				        Tetsuji Aoyagi
       -------------------                 --------------------------
           Edwin Cheng				        Tetsuji Aoyagi


             Mathew Cheng                  Dated:   January 4, 2000
       --------------------                        ------------------
             Mathew Cheng


=============================================================================

- Exhibit 21  Subsidiaries of the Registrant

               A)  Newcorp Technology, Inc. (Nevada) March 1999

               B)  PTI Enclosures, Inc. (California) July 1993

               C)  Newcorp Technology, Inc. (Japan)

               D)  Bridge R & D, Inc. (California)

               E)  Pacific Bridge Net

               F)  Autec Power Systems, Inc.

               G)  Classic Trading Inc.

- Exhibit 27  Financial Data Schedule

- Exhibit 99  Additional Contracts

        A) Assignment of Trademarks (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

        B)  Property Lease (incorporated by reference to Bridge
               Technology, Inc. Form 10KSB filed March 31, 1999)

        C) Incentive Stock Option Plan (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amend-ment #2, filed December 23, 1998, with the Commission).

        D) Distribution Product Rights Development Agreement dated July 1, 1999

DISTRIBUTION PRODUCT RIGHTS DEVELOPMENT AGREEMENT


	This product and technology distribution rights Agreement ("Agreement") is entered into as of July 1, 1999, by and between Bridge Technology, Inc., a Nevada company with principal offices located at 12601 Monarch, Garden Grove, CA 92841 (the "Client"), and TAD Inc., a Japan company with principal offices at 2-12-38, Aobadai, Aoba-Ku, Yokohama, Kanagawa, Japan, (the "Company"), with respect to the following facts:

A. Client is engaged in the business of marketing, sales, distribution and support of CD-ROM, CD-R, DVD-ROM and DVD-RAM drives, DVD players, and other optical storage products (collectively, the "Products");
and

B. Company is engaged in the business of research, design and development and licensing of rights to optical products, including the key parts for CD-ROM, CD-R, DVD-ROM and DVD-RAM drives, DVD players and other optical and opto-mechanical technologies.

C. Client and Company desire to enter into a relationship whereby the Client will modify and/or develop certain key elements of the DVD player/recorder, and a DVD player/recorder, and sell the rights for the production, sales and distribution of these products by Client, principally in the People's Republic of China market. (DVD products and technology distribution rights)

NOW, THEREOF, in consideration of the mutual covenants contained herein, the parties hereto agree as follows:

1. Grant of License. Company hereby grants the Client the rights to manufacture and sell DVD-player/recorder and its key components.

2. Award of Development Consulting contract. Client hereby awards the Company the Development Consulting contract to design and develop a commercially viable DVD-player and its key components.

3. Project cost, License cost and payment schedule. The estimated cost of the rights to product and technology distribution license is $300,ooo US. The payment for this contract will be 50% upon execution of this Agreement, and 50% upon acceptance of the result of the completed porduct development. While the contemplated DVD player/recorder shall principally be capable of reading and writing standard DVD disks, the exact product and technology specifications will be provided as first milestone for approval by both parties prior to delivery of the working prototypes.

4. Term. The term of this Agreement shall commence as of the date of the execution of this Agreement and shall continue in full force and effect until terminated in accordance with Section 8 hereof. Working prototypes shall be delivered by Company to Cient for final acceptance on or before December 31, 2000. The Client has 60 days from delivery date to accept or to provide Company with a list of corrections required for final acceptance.

5. Distribution rights. Unless otherwise agreed to in writing by Client and Company, Client is hereby awarded the exclusive the rights to manufacture, market, sell and distribute any and all products produced by Client or its assignee based on the technology developed by Company under this Agreement.

(a) Distribution rights and Royalty payments. Unless otherwise agreed to in writing, the distribution rights are hereby prepaid in full. The product and technology Royalty payments, if agreed upon by both parties prior to December 31, 2000, shall be determined by both parties prior to the shipment of the DVD-player/recorder and related products.

6.  Sales, marketing and distribution rights.

(a) Sales. Client shall have the exclusive rights to sell, market and distribute any and all products manufactured by client or his assignee based on the DVD technology developed under this Agreement for a period of ten (10) years from the date of acceptance of the final product design.
(b) Covenants. During the term of this Agreement, the Company heregy covenants and agrees:

(i) not to use Client's trademarks, logos or trade names as the name, or any part thereof, of Company's business or other trade name;

(ii) to immediately notify Client of any improper, wrongful or unauthorized use of Client's technology, designs, trademarks, logos or trade names or other similar rights which Company becomes aware of;

(iii) not to make any representations, warranties or guaranties relating to the Products or Client except as set forth in written materials provided by Client or as expressly authorized in writing by Client in advance.

(c) Expense. Unless otherwise agreed to in writing by Client, the Company shall be solely responsible and shall pay all costs associated with the activities contracted for herein, including but not limited to travel costs, automobile costs, office expenses, costs of samples, telephone, utilities, insurance, business licenses, entertainment, any compensation payable to employees of the Company and other necessary expenses.

7.  Nature of Relationship.

(a) Independent Contractor. The relationship between the Client and Company is that of an Independent Contractor, and neither the Company nor his employees, agents or representatives shall considered partners, servants, agents, associates, employees, or joint ventures of or with Client. Client is interested only in the results obtained by Company, who shall have sole control of the manner and means of performing under this Agreement.

8. Termination. This Agreement shall terminate upon the occurrence of any of the following:

(a) Discretionary Termination. Either party shall have the absolute right to terminate this Agreement for any reason by giving the other party written notice of such termination which shall specify an effective termination date which is at least thirty (3) days after the date of such notice.

(b) Breach by Company. Client shall have the right to immediately terminate this Agreement at any time in the event that the Company shall breach any provisions of this Agreement applicable to the Client. In such event, Client shall give the Company written notice of its election to terminate this Agreement for such breach which shall specify the effective termination date and identify the breach of this Agreement on the part of the Company.

(c) Non-performance by Company. If Company is unable to complete this R&D project as contemplated herein, the Client shall be entitled to 50% ($150,000) refund of the fees paid as compensation for Company's non-performance. Company shall pay such compensation to Client within 30 days from the day the Client notifies Company of non-performance.

9.  Nondisclosure of Proprietary Information and Return of Client's
Property.

(a) Nondisclosure of Agreement Terms. The Company shall not disclose to, or discuss with, any person or entity any of the terms and conditions of this Agreement (the "Agreement Terms"), except (i) to Company's counsel, (ii) to Company's employees and agents who need to know the Agreement Terms in order to carry out the terms of this Agreement or his business, provided, however, that the Company agrees to advise such employees and agents of the confidential nature of the Agreement Terms and to obtain the agreement of such employees and agent to protect the secrecy of the Agreement Terms: (iii) with Client's prior written consent; (iv) as may effectuate the terms of this Agreement.

(b) Nondisclosure of Proprietary Information. During the term of this Agreement and for two (2) years thereafter, the Company shall not disclose to, or discuss with, any person or entity any confidential or proprietary information regarding any aspects of Client, including without limitation any information relating to Client's financial affairs, business, operations, products, customers, that is not public knowledge ("Proprietary Information"), except (i) to Company's counsel, (ii) to Company's employees and agents who need to know such information in order to carry out the terms of this Agreement or his business, provided, however, that the Company agrees to advise such employees and agents of the confidential nature of the Proprietary Information and to obtain the agreement of such employees and agents to protect the secrecy of such Proprietary Information, (iii) with Client's prior written consent; (iv) as may be required by law or regulation; or (v) as may be required to effectuate the terms of this Agreement.

(c)  Return of Proprietary Information, Client's property.
Immediately upon termination of this Agreement for any reason, the Company (i) shall return (A) any documents (B0 any property which belongs to Client, immediately to Client

(d) Remedies. The Company hereby acknowledges and agrees that (i) if it breaches this Section 8, the damage to Client will be substantial, although difficult to ascertain, and money damages will not afford Client an adequate remedy, and (ii) if the Company is in breach of this Section 8, Client shall be entitled, in addition to all other rights and remedies as may be provided by law, to specific performance, injunctive and other equitable relief to prevent or restrain in breach of this Secion
8.

10.  Miscellaneous Provisions.

(a) Arbitration. In the event of any dispute between the parties relating to this Agreement or any party's performance hereunder, the parties agree that such dispute shall be resolved by means of binding arbitration in accordance with the commercial arbitration rules of the American Arbitration Association and to be held in Orange County, California.
Judgment upon the award rendered by the arbitration(s) may be entered in any court of competent jurisdiction. Depositions may be taken and other discovery obtained during such arbitration proceedings to the same extent as authorized in civil judicial proceedings in the state of California. The arbitrator(s) shall be limited to awarding compensatory damages and shall have no authority to award punitive, exemplary or similar type damages. The prevailing party in the arbitration proceeding shall be entitled to recover its expenses, including the costs of the arbitration proceeding, and reasonable attorney's fees.

(b) Notices. All notices, demands, requests, consents, statements, satisfactions, waivers, designations, refusals, confirmations, denials and other communications that may be required or otherwise provided for or contemplated hereunder shall be in writing and shall be deemed to be properly given and received (i) upon delivery, if delivered in person or by facsimile transmission with receipt acknowledged, (ii) one business day after having been deposited for overnight delivery with Federal Express or another comparable overnight courier service, or (iii) three business days after having been deposited in any post office or mail depository regularly maintained by the U.S. Postal Service and sent by registered or certified mail, postage prepaid, addressed as follows:

   If to the Client:
	Bridge Technology, Inc.
	12601 Monarch Street, Garden Grove, CA 92841
	Fax: (949) 890-8590

   If to the Company:
      TAD. Inc.
	2-12-38, Aobadai, Aoba-ku, Yokohama, Kanagawa, Japan
      Fax: (045) 983-1505

or such other address as either party may specify in a written notice to the other party.

(c) Assignability. Neither party shall have the right to assign its rights or obligations under this Agreement without the prior written consent of the other party, which consent may be withheld in its sole and absolute discretion.

(d) Signature of Counterparts. This Agreement may be signed in counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.

(e) Severability. If any one or more of the provisions contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

(f) Amendments. This Agreement may be amended or modified only by the written agreement of all parties.

(g) Successors. Except as herein otherwise specifically provided, this Agreement shall be binding upon and insure to the benefit of the parties and their successors and assigns.

(h) Survival. All terms and provisions of this Agreement, including without limitation the provisions of Sections 3,5,6 and 8 hereof, intended to be observed and performed after the expiration or termination of this Agreement, shall survive such expiration or termination, and shall continue thereafter in full force and effect.

(i) Entire Agreement. This Agreement constitute the entire agreement among the undersigned and supersedes all prior agreements, whether written or oral.

(j) Further Assurances. Each party agrees to take such further action and to execute and deliver to the other party such additional agreements, documents and instruments as the other party may reasonably require or deem advisable to carry into effect the purposes of this Agreement or to better assure and confirm unto the other party its rights, powers and remedies hereunder

(k) Recovery of Attorney's Fees. In any action between the parties to enforce any of the terms of this Agreement or any action between the parties hereto in any other way pertaining to this Agreement, the prevailing party shall be entitled to recover the costs of suit and reasonable attorney's fees and expenses of investigation.

(l) Title and Captions. Section titles or captions contained in this Agreement are inserted only as a matter of convenience and for reference purposes and in no way define, limit, extend or describe the scope of this Agreement or the intent of any provisions thereof

(m) Terms. Whenever from the context it appears appropriate, each term stated in either the singular or the plural shall include the singular and the plural, and pronouns stated in the masculine, the feminine or the neuter gender shall include the masculine, the feminine or the neuter

(n) Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of California.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.
	Client: Bridge Technology, Inc.

      By:    Jimmy Djen
           	 ---------------------
             Jimmy Djen, President


 	Company: TAD Inc.

	By: 	Akiko Aoyagi
		------------------------
		Akiko Aoyagi, President


Company's Acknowledgement

	The undersigned hereby acknowledges that he has been provided with a signed copy of the Development Consulting Agreement dated as of July 1, 1999, by and between the undersigned and Client.

Dated:  July 1, 1999


	E) Five recently acquired patents.  Submitted by hard copy only.


SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Registrant:	BRIDGE TECHNOLOGY, INC.


By	James Djen
	------------------------
	James Djen, President
Date: 3/30/2000
	-----------------------

By	John T. Gauthier
	----------------------
	John T. Gauthier, CFO
Date: 3/30/2000
	--------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant.

By	James Djen
	--------------------
	James Djen, President

Date:	3/30/2000
	--------------------

By:	John Harwer
	---------------------
	John Harwer, Director

Date:	3/30/2000
	---------------------

By:	John T. Gauthier
	--------------------
Date: 3/30/2000
	-------------------

By:	Winston Gu
	------------------
	Winston Gu, CEO
Date:	3/30/2000
	------------------