Form 10KSB/A
period 1998-12-31
BRIDGE TECHNOLOGY INC
filed 2000-04-04
CIK 1048273

DATED: APRIL 3, 2000
THIS DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF REGULATION S-T

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549


                               Form 10-KSB
                               Amendment #1

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) December 31, 1999 $75,600,00
                                              -------------------------------
                         - PAGE 1 -

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

                            - PAGE 2 -

TABLE OF CONTENTS                                            	  PAGE

PART I

Item 1.  Description of Business.                                    4

Item 2.  Description of Property.                                    14

Item 3.  Legal Proceedings                                           15

Item 4.  Submission of Matters to a Vote of Security Holders.        15

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.   15

Item 6.  Management's Discussion and Analysis or Plan of Operation.  15

Item 7.  Financial Statements.                                       19

Item 8.  Changes in and Disagreements with Accountants on            43
         Accounting and Financial Disclosure.

PART III

Item 9.  Directors, Executive officers, Promoters and Control        43
          Persons.

Item 10. Executive Compensation.                                     46

Item 11. Security Ownership of Certain Beneficial Owners and         47
         Management.

Item 12. Certain Relationships and Related Transactions.             49

Item 13. Exhibits and Reports on Form 8-K.                           49

SIGNATURES                                                           62

                           - PAGE 3 -

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

Autec designs, develops, engineers and produces high quality power supplies for a diversified list of clientele. Autec supplies over 90% of the power supply needs of the largest manufacturer of gaming devices. Mr. Winston Gu, Chairman and principal shareholder of Autec has joined the Company's management team as Chief Executive Officer and a member of the Executive Steering Committee.
                             - PAGE 4 -

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

                                - PAGE 5-

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

                             - PAGE 6 -

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

DataStor

DataStor is a division of Bridge R&D, Inc. It identifies, designs, develops, lightly manufactures, assembles, tests, and distributes metal and plastic enclosures, brackets and enhancement kits for a variety of computer platforms. Certain products are produced under specific contracts with several manufacturers. DataStor also sells external peripheral kits consisting of enclosures and power supplies, mounting brackets for various peripheral devices, and complete kits for integration of various peripherals into PC systems. DataStor supplies over 60 different mass storage

                           - PAGE 7 -
products, including enclosures for 1 to 7 drives, drive mounting brackets, and fixed and removable mounting bracket kits. DataStor also procures, markets, sells, and supports a family of medium size RAID-ready enclosures and subsystems through selected distribution channels.

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

Newcorp Technology

The primary mission of Newcorp Technology, Inc. (USA) is to innovate by identifying, evaluating and procuring technologies that provide new products with substantial added value. This subsidiary plans to introduce several new products in the near future. These products integrate new-generation PC and energy related technologies to create an innovative solution for mobile computer users. Newcorp USA is actively pursuing the acquisition and licensing of additional new technologies from several major high technology companies, principally in Japan and USA. Newcorp USA plans to develop, license or acquire products that it is able to sell through its existing sales

                          - PAGE 8 -
channels. Newcorp USA is also in discussions with several companies, which offer products that would complement or supplement the Company's core products. These products could ultimately increase Newcorp USA sales revenues. Newcorp USA plans to invest in several such products and/or technologies related to both hardware and software. Newcorp USA commenced discussions with several potential licensing or acquisition candidates in hopes to negotiate firm contracts.

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

Expansion through Acquisitions and Joint Ventures.

From inception of new management in 1997, the Company has experienced rapid growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial

                         - PAGE 9 -
resources and information processing systems. In conjunction with the Autec acquisition, Mr. Winston Gu has joined the executive staff as Chief Executive Officer of the Company, and Mr. John Harwer has assumed the Presidency of Pacific Bridge Net. Pacific Bridge Net is an 80% owned subsidiary of the Company whose mission is to design, develop (patent and copyright) certain devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. Such wireless broadband devices are foreseen to provide the high speed Internet access to the buildings that have no direct link to the light or dark fiber networks. It is estimated that about 90% of the buildings do not have (and in foreseeable future will not have) high speed lines such as T-1, T-3 etc.. This will create an opportunity for companies that make wireless broadband communication devices to provide Internet access to these buildings. To be successful PBN has to find and attract new talent in this highly competitive area. The failure to recruit additional staff and key personnel, to have sufficient financial resources, to maintain or upgrade the financial reporting systems, or to respond effectively to difficulties encountered pursuing expansion could have a material adverse effect on the Company's business, operating results and financial condition.

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

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements, which could cause actual results to differ

                            - PAGE 10 -
materially from those projected or forecast in the statements, appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors.

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

                           - PAGE 11 -

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

                               - PAGE 12 -

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

                         - PAGE 13 -

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

The Company is in the process of finalizing several patent applications. The proposed patents involve certain designs that the Company believes will give it a competitive edge. There can be no assurance that the Company's patent applications will result in the issuance of patents. The Company's policy is

                                 - PAGE 14 -
to file patent applications on a worldwide basis to protect technology, inventions and improvements that are considered important to the development of its business. The Company will, as a matter of policy, seek patent protection in each of the three major geographic markets: United States, Europe and the Pacific Rim. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company has also acquired over 20 brand names that were registered with the U.S. Patent and Trademark office. The Company plans to use these names in the continuous marketing of its products.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement.

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, the results of financing efforts, the loss of any significant customers of any business, the effect of the Company's accounting policies, the effects of economic conditions and

                          - PAGE 15 -
trade, legal, social, and economic risks, such as import, licensing, and, trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.

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

                      - PAGE 16 -

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

                            - PAGE 17 -

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

                          - PAGE 18 -

Item 7.  Financial Statements


              Bridge Technology, Inc. and Subsidiaries



                      _______________________




                Consolidated Financial Statements

        For the Years Ended December 31, 1998 and 1999



                      _______________________




                              - PAGE 19 -

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

                      - PAGE 20 -

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

							BDO Seidman, LLP





Los Angeles, California
March 10, 2000

                                 - F2 -


                       BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                ------------------------------
                                                1998                   1999
                                                -------------  ---------------
Assets (Note 4)
Current assets:
  Cash                                          $ 2,115,727     $   2,900,029
  Accounts receivable less allowance for          5,892,089         5,793,882
    doubtful accounts of $106,498 and $112,911
    (Note 10)
  Subscription receivable (Note 8)                   25,000            75,000
  Advances to employees                              27,500             1,200
  Other receivables                                       -            39,082
  Inventory, less provision of $208,865 and       2,937,298         3,157,433
    $168,101 (Note 1)
  Due from related party (Note 7)                    22,803            28,107
  Other current assets                              332,288           110,284
                                               --------------    -------------
Total current assets                             11,352,705        12,105,017


Property and equipment, net (Note 2 and 7)          542,840           801,881

Purchased Intangibles                                     -           200,000
Related party receivable (Note 7)                         -           250,000
Deferred income tax (Note 3)                         63,905            70,750
Other assets                                        237,587           105,908
                                              ----------------   -------------
Total assets                                   $ 12,197,037      $ 13,533,556
                                               ==============    =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                             $  5,419,201      $  5,289,936
  Payable to employee                                41,161                 -
  Accrued taxes payable                              71,100           307,804
  Accrued liabilities                             1,412,214           862,506
  Bank Loans payable (Note 4)                       571,931            97,905
  Current Portion of Note Payable (Note 5)          102,150           150,155
  Other current liabilities                          23,970            43,405
                                              ----------------   -------------
Total current liabilities                         7,641,727         6,751,711

Notes payable, less current portion (Note 5)        673,518           727,643
Notes payable, less current portion to              100,000                 -
  shareholders (Note 7)                       ----------------   -------------

Total liabilities                                 8,415,245         7,479,354
                                              ----------------   -------------
-

Minority interest                                         -            38,552

Commitments and Contingencies (Note 6)

Shareholders' equity (Notes 8 and 9):
  Convertible, cumulative and redeemable                  -                 -
    preferred stock, $1 stated value per share,
    500 shares authorized and outstanding,
    redeemable at $50,000
  Common stock; par value $0.01 per share,            88,972          104,422
    authorized 100,000,000 shares, 8,897,186
    shares and 10,442,186 shares outstanding at
    December 31, 1998 and 1999
  Additional paid-in capital                       5,110,968        6,721,852
  Treasury stock                                           -           (2,000)
  Stock subscribed                                    25,000                -
  Accumulated deficit                             (1,405,136)        (744,415)
  Accumulated other comprehensive income             (38,012)         (64,209)
                                               ----------------  -------------
Total shareholders' equity                         3,781,792        6,015,650
                                               ----------------  -------------
Total liabilities and shareholders' equity     $  12,197,037     $ 13,533,556
                                               ================  =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                            - F3 -


                        BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE LOSS


                                                 Year ended December 31,
                                           ----------------------------------
                                                1998               1999
                                           ----------------   ---------------
Net sales (Note 10)                        $  28,738,213      $  34,272,187

Cost of sales                                 23,233,168         27,961,504
                                           --------------     ---------------
Gross profit                                   5,505,045          6,310,683

Research and development                         322,016            339,380

Selling, general and administrative expense    5,414,702          5,015,522
                                           --------------     --------------
(Loss) income from operations                   (231,673)           955,781

Other (income) expense:
  Interest income, net                           (10,552)           (68,724)
  Other                                           (2,034)            11,949
                                            --------------     --------------
(Loss) income before income taxes               (219,087)         1,012,556

Income taxes provision (benefit) (Note 3)         86,559            363,283
                                            --------------     --------------

Net (loss) income before minority interest      (305,646)           649,273

Less:  losses in subsidiaries, attributed              -             11,448
       to minority interest
                                            --------------     --------------
Net income                                      (305,646)           660,721

Preferred stock dividends                          2,250                  -
                                            --------------     --------------
Net (loss) income applicable to common       $  (307,896)       $   660,721
  shares                                    ==============     ==============

Basic weighted average number of common        8,183,487          9,800,665
 stock outstanding                          ================   ==============

Basic (loss) income per share                $     (0.04)       $      0.07
                                            ================   ==============

Diluted weighted average number of common              -         10,581,406
 stock outstanding                          ================    =============

Diluted income per share                     $         -        $      0.06
                                            ================    =============
Comprehensive loss and its components
  consist of the following:

Net loss (income)                            $ (305,646)            660,721

Foreign currency translation adjustment,        (34,569)            (26,197)
  net of tax                               -----------------   --------------

Comprehensive income                         $ (340,215)        $   634,524


See accompanying summary of accounting policies and notes to consolidated financial statements.

                          - F4 -


                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1999
                        (SEE NOTES 8 AND 9)



                                                                                                         ACCUMULATED
                     PREFERRED STOCK     COMMON STOCK     ADDITIONAL               STOCK                 OTHER
                     ---------------  ------------------  PAID-IN     ACCUMULATED  SUBSCRI-    TREASURY  COMPREHEN-
                     SHARES  AMOUNT   SHARES      AMOUNT  CAPITAL     DEFICIT      PTION       STOCK     SIVE LOSS   TOTAL
                     ------ -------- --------- --------- ----------- ------------ ----------- --------  -----------  ------
BALANCE, December 31,   500 $ 50,000 3,428,936 $  34,829 $ 2,182,053 $ (759,350)  $ 1,213,630 $      -  $  (3,443)  $ 2,717,719
  1997 as previously
  reported

  Adjustment for          -        - 2,764,250     27,643  1,510,857   (337,890)            -         -          -    1,200,610
    pooling of       ------ -------- ---------- --------- ---------- ------------- ----------- -------- -----------  ----------
    interest

BALANCE, December 31,
  1997, as restated     500   50,000  6,247,186    62,472  3,692,910 (1,097,240)   1,213,630          -     (3,443)    3,918,329

  Subscription            -        -  2,300,000    23,000  1,127,000          -   (1,150,000)         -          -             -
    collection

  Subscription            -        -          -         -     63,630          -      (63,630)         -          -             -
    collection

  Issuance of common      -        -    250,000     2,500    122,500          -            -          -          -       125,000
    stock

  Conversion of        (500) (50,000)   100,000     1,000     49,000          -            -          -          -             -
    preferred stock

  Stock subscribed        -        -          -         -          -          -       25,000          -          -        25,000

  Additional paid-in      -        -          -         -      55,928         -            -          -          -        55,928
    capital

  Net loss                -        -          -         -           -  (305,646)           -          -          -      (305,646)

  Dividends paid          -        -          -         -           -    (2,250)           -          -          -        (2,250)

  Translation             -        -          -         -           -         -            -          -    (34,569)      (34,569)
    adjustment
                      ------ -------  --------- ---------  --------- -----------  ----------    -------  ----------   -----------

BALANCE, December 31,     -        -  8,897,286    88,972  5,110,968 (1,405,136)      25,000          -    (38,012)     3,781,792
  1998

  Stock issued for        -        -     50,000       500     24,500          -      (25,000)         -          -              -
    stock subscribed
    in prior year

  Forgiveness of loan     -        -          -         -    100,000          -            -          -          -        100,000
    payable to share-
    holders in PTI

  Warrants exercised      -        -      75,000      750     74,250          -            -          -          -         75,000

  Stock repurchase        -        -           -        -          -          -            -     (2,000)         -         (2,000)
    Autec

  Issuance of common      -        -     600,000    6,000    444,000          -            -          -          -        450,000
    stock

  Issuance of common      -        -     700,000    7,000    693,000          -            -          -          -        700,000
    stock

  Issuance of common      -        -     120,000    1,200    238,800          -            -          -          -        240,000
    stock

  Non-employee compen-    -        -           -        -     34,500          -            -          -          -         34,500
    sation due to war-
    rants issued

  Warrants issued for     -        -           -        -      1,834          -            -          -          -          1,834
    public relationship
    service

  Net income              -        -           -        -          -    660,721            -          -          -        660,721

  Translation             -        -           -        -          -          -            -          -    (26,197)       (26,197)
    adjustment
                     ------ --------- ---------- -------- ----------- ------------ ------------ ------- ----------- -------------
BALANCE, DECEMBER 31,     - $      -  10,442,186 $104,422 $ 6,721,852 $(744,415)   $       -     (2,000)  $(64,209)    $6,015,650
  1999               ====== ========= ========== ======== ============ ============ ============ ======= =========== ============



See accompanying summary of accounting policies and notes to consolidated financial statements.

                               - F5 -


                    BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Year ended December 31,
                                                -----------------------------
                                                   1998             1999
                                                -----------------------------
Cash flows from operating activities
  Net (loss) income                             $  (305,646)     $   660,721
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                   188,256          162,825
    Provision for doubtful accounts                  74,184            6,413
    Provision for slow moving inventory             (17,074)         (40,764)
    Loss on disposal of fixed assets                 61,394                -
    Stock in exchange for services                    5,928           36,334
  Increase (decrease) in cash from changes
    in operating assets and liabilities:
    Trade receivables                            (2,210,117)          91,794
    Inventory                                       588,274         (179,371)
    Other receivables                                53,998           25,940
    Advances to employees                           (27,500)          26,300
    Prepaid and other assets                       (123,716)         156,982
    Related party receivable                              -         (250,000)
    Other assets                                   (249,679)         131,681
    Accounts payable                                (23,752)        (129,265)
    Accrued liabilities                           1,037,345         (549,708)
    Income taxes payable                             60,829          229,859
    Due from related party                                -           (5,304)
    Other liabilities                                36,683          (21,726)
    Minority interest                                     -           38,522
                                               ------------   ---------------

Net cash provided by ( used in) operating         (850,593)          391,263
  activities                                   ------------   ---------------

Cash flows from investing activities

  Purchase of property, plant and equipment       (321,462)         (421,866)
  Purchased Intangibles                                  -          (200,000)
  Investment in third party                              -           (39,996)
  Proceeds from disposal of fixed assets             7,300                 -
                                              -------------    --------------
Net cash used in investing activities             (314,162)         (621,866)
                                              -------------    --------------

Cash flows from financing activities
  Proceeds from loans payable                      557,499          102,768
  Repayments on loans payable                      (74,578)        (474,664)
  Proceeds from issuance of common stock         1,275,000        1,390,000
    in Bridge Technology
  Repayment on related party payable               (55,309)               -
  Proceeds from issuance of common stock in PTI    113,630                -
  Stock subscription collected                           -           25,000
  Stock repurchase                                       -           (2,000)
Dividends paid
  Dividends paid                                    (2,250)               -
                                              --------------   --------------
Net cash provided by financing activities        1,813,992        1,041,104
                                              --------------   --------------
Effect of exchange rate changes on cash            (33,294)         (26,199)
                                              --------------   --------------
Net increase in cash and cash equivalents          615,943          784,302

Cash and cash equivalents, beginning of year     1,499,784        2,115,727
                                              --------------   --------------
Cash and cash equivalents, end of year        $  2,115,727     $  2,900,029
                                              ==============   ==============
Cash paid during the year for:
  Interest                                    $     32,808     $     44,216
  Income taxes                                      19,459           51,376
                                              --------------   --------------


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

Intangible Assets

In 1999, the Company entered into an agreement with a Japanese company to distribute DVD related products principally for the People's Republic of China for market 10 years. The Company paid $150,000 for the distribution right in 1999 which represents 50% of the total consideration and will amortized it over a period of five years when the distribution business starts in 2000.

In 1999, the Company entered into agreement with a strategic partner to develop wireless internet equipment and purchased technology from this strategic partner for $50,000. The Company plans to amortize this technology over a period of five years when the wireless internet equipment business starts in 2000.

Revenue Recognition

The Company recognizes revenue when the risk of loss for the product sold passes to the customer and any right of return can be quantified, which is generally when goods are shipped.

Research & Development Expense

R&D expenses are expensed when incurred. The Company incurred R&D expenses of $322,016 and $339,380 in 1998 and 1999.

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
                                             ================   =============

                             - F13 -

                 BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Income Taxes (Continued)

The difference between the effective income tax rate and the expected federal statutory rate is as follows:

                                              Year ended December 31,
                                       --------------------------------------
                                             1998                  1999
                                       ----------------   -------------------
Federal statutory rate                       (34) %                34 %
Federal utilization of net                     -                   (6)
  operating loss
State taxes, net of federal benefit           (6)                   6
Subsidiary income not offset by NOL           37.4                  -
Changes in valuation allowance                40                    4
Impact from permanent differences              2.6                 (2)
                                      -----------------   -------------------
Effective income tax rate                     40 %                 36 %


Net deferred tax assets consist of the following:

                                                 December 31,
                                      ---------------------------------------
                                           1998                    1999
                                      -----------------   -------------------
Domestic (U.S.)
  Deferred tax assets:
    Depreciation book to tax           $          -         $      5,145
      difference
    Provision for bad debts                 41,990                41,823
    Accrued vacation                        43,509                34,801
    Reserve for obsolete inventory          87,040                73,251
    Net operating loss carryforward        175,388               207,876
    Valuation allowance                   (347,927)             (362,896)
                                       ----------------    -----------------

Net deferred tax assets                          -                     -

Foreign (Japan)
Deferred tax assets:
Net operating loss carryforward            201,233              222,787
Valuation allowance                       (137,328)            (152,037)
                                      -----------------   -------------------
Net deferred tax assets                $    63,905         $     70,750
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

Note 4.  Bank Loans

Bank loans consist of short-term and long-term borrowings in the U.S. and Japan. As of December 31, 1998 and 1999, the average interest rates on the short-term borrowings in Japan were 2.15% and 2.075%. Short-term borrowings of approximately $272,000 and $97,000 at December 31, 1998 and 1999, respectively, in Japan were guaranteed by a director of Newcorp Technology Limited, ("Newcorp") a Japanese wholly-owned subsidiary of the Company. Long-term borrowings of approximately $257,000 and $406,000 at December 31, 1998 and 1999, respectively, in Japan were guaranteed by the governmental guarantee association, and Newcorp pays a fee to the association for providing the guarantee. The Directors of Newcorp are joint and several guarantors for the association. As of December 31, 1998 and 1999, the average interest rates on the long-term borrowings in Japan were 2.37% and 2.30%.

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

The following table represents the consolidated rental commitments at December 31, 1999.

Year ending December 31,                     Amount
-------------------------                    ------------
        2000                                 $   489,610
        2001                                     498,307
        2002                                     503,220
        2003                                     517,171
        2004                                     526,712
        Thereafter                               284,942
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

In December, 1998, the Company issued 1,926,696 shares of common stock to acquire a 100% equity interest of PTI Enclosures, Inc. The transaction was accounted for as a pooling of interests transaction, therefore, the financial statements for the years ended December 31, 1998 have been retroactively restated to include all activities of PTI Enclosures, Inc. The results of the operations of the Companies before the acquisition took place were as follows:

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

During December 1998, PTI acquired a 100% equity interest in Classic Trading Inc. (CTI) through issuing 50,000 shares of common stock at $0.50 per share. The net assets acquired in this acquisition were immaterial.
The sole owner of CTI became a shareholder of the Company.

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

During March 1999, the Company sold 600,000 shares of common stock at $0.75 per share and received proceeds of $450,000.

During June and July 1999, the Company sold 700,000 shares of common stock at $1.00 per share and received proceeds of $700,000.

During July and August 1999, the Company sold 120,000 shares of common stock at $2.00 per share, and received proceeds of $240,000.

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

                             - F19 -

                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Shareholders' Equity (Continued)

In December, 1999, the Company committed to issue 2,764, 250 shares of common stock in exchange for 100% equity interest in Autec Power Systems Inc. The transaction was accounted for as a pooling of interest transaction, therefor the financial statements have been retroactively restated to include all activities of Autec Power Systems Inc. for all periods presented.

On March 14, 1999, per one employee-shareholder's request, Autec repurchased 2,000 shares of common stock at $1.00 per share from this individual. Accordingly the actual shares issued by the Company were 2,763,250 as Autec reserved the rights to issue 2,000 shares of treasury stock in exchange for 1,000 shares of common stock in the Company.

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
                                     ==============  ==================


In June 1999, the Board of Directors of the Company decided to change the effective contractual life of 20 years to five years for the warrants granted in 1997 and 1998 with a total of 570,000 warrants. This change did not have an impact on the valuation measurement of these warrants.

                          - F20 -

                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Stock Options and Warrants (Continued)

On November 29, 1999, the Board of Directors of the Company approved a proposal made by management in October 1999 to grant 360,000 warrants to officer, directors, and a public relationship firm for their performance and contribution to the Company in 1999. As a result of this approval, a total of 360,000 warrants were granted. Accordingly, a total of 360,000 shares of common stock will be reserved by the Company for issuance upon the exercise of the granted warrants.

Each warrant will entitle the holder to purchase one share of the Company's common stock at a price of $5.00 per share. The warrants granted to the public relationship firm have a two year contractual life while all other warrants granted during 1999 have a five year contractual life. Each warrant is immediately exercisable and will expire if it would not be exercised within contractual life from the grant date. Shares acquired through exercising a warrant will be restricted and will not be registered for trading purpose unless the Company, at its sole discretion, files a registration statement and includes these designated shares.

The following table summarizes the total warrants granted in 1999:

                                   Granting    Warrants     Exercise     Vested     Expiring
                                   Date        Granted      Price        Period     Date
                                   -----------------------------------------------------------
Warrants granted to employees      10/11/99    235,000      $5.00        None       01/15/05

Warrants granted to non-employees  10/11/99     75,000      $5.00        None       01/15/05

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

Using the Black Scholes option pricing model, the Company determined that the fair value of each warrant granted to the public relationship firm was $0.11. The total fair value of these warrants granted was $5,500. Accordingly, pursuant to SFAS No. 123 the Company recognized a public relationship expense of $1,834 for warrants granted to the public relationship firm in 1999.
A pro rata expense was recognized during 1999 as the public relationship consulting agreement commenced in October 1999 and runs through to April 2000.

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
          =========                                 =========

                           - F22 -

             BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Concentration of Customer and Suppliers

During the year ended December 31, 1999, four customers accounted for approximately 55% of consolidated revenue, while a single customer accounted for approximately 31% of consolidated revenue during the year ended December 31, 1998.

Four customers accounted for 73% of consolidated accounts receivable at December 31, 1999, while a single customer accounted for 31% of consolidated accounts receivable at December 31, 1998.

Three vendors accounted for 42% of consolidated total purchases during the year ended December 31, 1999. Three vendors accounted for 29% of consolidated total purchases during the year ended December 31, 1998.

Two vendors accounted for 66% of consolidated accounts payable at December 31, 1999.

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

In December, 1999, the Company signed a letter of intent to acquire 90% equity interest in Centennial Electronics Limited (CEL), a third party company incorporated under the laws of Hong Kong Special Administrative Region, for the consideration of 500,000 shares of the Company's common stock. This completion of acquiring CEL is contingent on the Company being accepted for listing on the NASDAQ market system and whether the Company is, for CEL's future expansion of business, able to provide a revolving line of credit of $8 million which is heavily depend on the success of the planned secondary offering of the Company's common stock. As of March 10, 1999, the acquisition has not been completed.

The Company, in March 2000, acquired five patents including design and tooling from an unrelated entity for $450,000 payable by the issuance of 40,000 shares of common stock at a market price of $11.25 per share.

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


RESUMES:

Tetsuji Aoyagi is the Chairman of the Board of Directors and a member of the Executive Steering Committee of the Company since April 1998. He is also the President, Chief Executive Officer and Director of Digital Stream Corporation, a Tokyo, Japan based R&D company. Mr. Aoyagi has over 20 years experience in Research and Development of high technology products, especially in the field of Optical Media Storage and Human Interface field. From 1980 until 1984 he worked at Thompson Research and Development Corporation where he was responsible for all the consumer product developments as a special Scientific Adviser to the President. In 1985 he founded MOST Corporation in Los Angeles, California, where he was responsible for 3.5 inch Magneto-optical disc drive. Mr. Aoyagi became the General Manager and was responsible for marketing of this Magneto-Optical drive to OEM accounts until 1987. In 1987 he founded Digital Stream Corporation in Yokohama, Japan where he is responsible

                                 - PAGE 43 -
for corporate management. Mr. Aoyagi also served as the Chairman of the Board of Data Stream cooperation, a Joint Venture organized by the Singapore Government and Creative Technology. Mr. Aoyagi received his
M.S. Degree in Optics in 1974 from the State University of Pennsylvania at Edinboro. Mr. Aoyagi devotes his major efforts to the Company.

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

Conflicts of Interest.

Certain members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as Officers and Directors of the Company. Insofar as these officers and directors are engaged in other business activities, management anticipates they will devote

                           - PAGE 45 -
less than full time to the Company's affairs. The officers and directors of the Company are now and may in the future become shareholders, Officers or Directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

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
                            ---

7. SIGNATURES OF INCORPORATORS: The names and addresses of each of the incorporators signing the articles: (Signatures must be notarized.)
   (Attach additional pages if there are more than two imcorporators.)

    JOHN T. GAUTHIER	              		 JAMES DJEN
   -----------------------             ----------------------------------
     Name (print)                         Name (print)

    12601 MONARCH ST.,		             	 12601 MONARCH STREET
   -----------------------              ---------------------------------
     Address                                      Address

    GARDEN GROVE, CA 92841		            GARDEN GROVE, CA 92841
   ------------------------             ---------------------------------
     Address                                      Address

    JOHN T. GAUTHIER	                 		 JAMES DJEN
   ------------------------              --------------------------------
     Signature                            Signature

   State of    California	  	        State of     California
            ---------------                      ------------------------
   County of   Orange	              		County of    Orange
             --------------                      ------------------------

  This instrument was acknowledged 	This instrument was acknowledged
  before me on				before me on

     May 25,      19 99 , by                May 24,          19 99 , by
  ---------------   ----                --------------------    ----
     Stephanie N. Gandre		              Paul Chang
  ---------------------------           --------------------------------
     Name of Person                          Name of Person

  as incorporator				as incorporator
  of   PACIFIC BRIDGE NET		of              PACIFIC BRIDGE NET
     ---------------------------           -----------------------------
     (name of party on behalf of	         (name of party on behalf of
    whom instrument was executed)	         whom instrument was executed)

       STEPHANIE N. GANDRE		     PAUL CHANG
    --------------------       ------------------------------
   Notary Public Signature		   Notary Public Signature

 (affix notary stamp or seal)		(affix notary stamp or seal)

   STEPHANIE N. GANDRE			 PAUL CHANG
   Commission # 1190358			 Commission # 1072531
   Notary Public - California		 Notary Public - California
   Orange County                         Orange County
   My Comm. Expires Jul 18, 2002	 My Comm. Expires Sep 17, 1999


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
to obtain or cause to be obtained at the earliest practicable date and prior to the Closing Date all consents, approvals, permits and licenses necessary to permit such party to consummate the transactions contemplated hereby which can reasonably be obtained by the Closing Date; and (b) to resist and obtain the

                            - PAGE 53 -
dismissal of any litigation, investigation or other proceeding which questions the validity or legality or seeks to hinder or prevent the consummation of the transactions contemplated hereby.

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

3. Project cost, License cost and payment schedule. The estimated cost of the rights to product and technology distribution license is $300,000 US. The payment for this contract will be 50% upon execution of this Agreement, and 50% upon acceptance of the result of the completed product development. While the contemplated DVD

                          - PAGE 56 -
player/recorder shall principally be capable of reading and writing standard DVD disks, the exact product and technology specifications will be provided as first milestone for approval by both parties prior to delivery of the working prototypes.

4. Term. The term of this Agreement shall commence as of the date of the execution of this Agreement and shall continue in full force and effect until terminated in accordance with Section 8 hereof. Working prototypes shall be delivered by Company to Client for final acceptance on or before December 31, 2000. The Client has 60 days from delivery date to accept or to provide Company with a list of corrections required for final acceptance.

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

(a) Sales. Client shall have the exclusive rights to sell, market and distribute any and all products manufactured by client or his assignee based on the DVD technology developed under this Agreement for a period of ten (10) years from the date of acceptance of the final product design.
(b) Covenants. During the term of this Agreement, the Company hereby covenants and agrees:

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

(b) Nondisclosure of Proprietary Information. During the term of this Agreement and for two (2) years thereafter, the Company shall not disclose to, or discuss with, any person or entity any confidential or proprietary information regarding any aspects of Client, including without limitation any information relating to Client's financial affairs, business, operations, products, customers, that is not public knowledge ("Proprietary Information"), except (i) to Company's counsel, (ii) to Company's employees and agents who need to know such information

                            - PAGE 58 -
in order to carry out the terms of this Agreement or his business, provided, however, that the Company agrees to advise such employees and agents of the confidential nature of the Proprietary Information and to obtain the agreement of such employees and agents to protect the secrecy of such Proprietary Information, (iii) with Client's prior written consent; (iv) as may be required by law or regulation; or (v) as may be required to effectuate the terms of this Agreement.

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

   If to the Client:
  	Bridge Technology, Inc.
	  12601 Monarch Street, Garden Grove, CA 92841
	  Fax: (714) 890-8590

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

