Form 10KSB/A
period 1999-12-31
BRIDGE TECHNOLOGY INC
filed 2000-04-17
CIK 1048273

DATED: APRIL 13, 2000
THIS DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(D) OF REGULATION S-T

U.S. SECURITIES AND EXCHANGE COMMISSION Washington D.C. 20549


                               Form 10-KSB
                               Amendment #2

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

                            - PAGE 2 -

TABLE OF CONTENTS                                            	  PAGE

PART I

Item 1.  Description of Business.                                    4

Item 2.  Description of Property.                                    14

Item 3.  Legal Proceedings                                           15

Item 4.  Submission of Matters to a Vote of Security Holders.        15

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.   15

Item 6.  Management's Discussion and Analysis or Plan of Operation.  15

Item 7.  Financial Statements.                                       19

Item 8.  Changes in and Disagreements with Accountants on            43
         Accounting and Financial Disclosure.

PART III

Item 9.  Directors, Executive officers, Promoters and Control        44
          Persons.

Item 10. Executive Compensation.                                     47

Item 11. Security Ownership of Certain Beneficial Owners and         48
         Management.

Item 12. Certain Relationships and Related Transactions.             50

Item 13. Exhibits and Reports on Form 8-K.                           50

SIGNATURES                                                           64

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

EEMB USA

EEMB, Co., Ltd., a People's Republic of China corporation, (EEMB) is a

                                    - PAGE 4 -
major manufacturer of standard size batteries, high energy battery cells, and special battery packs utilizing most popular battery cell chemistries. The Company signed a three year exclusive sales agreement with EEMB China, and immediately established the EEMB Batteries (USA) division with an objective to procure, market and sell a family of batteries and battery packs, principally to US based OEMs. EEMB Batteries also plans to sell packaged batteries to retail and discount store chains.

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

                                     - PAGE 5 -

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

Hard disk technology allows random access, while magnetic tape technology

                             - PAGE 6 -
provides only a sequential access, and it does not provide data redundancy, only data backup and recovery. In case of a single hard disk drive failure, the computer is not usable until the user either replaces the failed disk drive and reloads the operating system and the data from the last tape backup, or until the crashed disk is repaired, reformatted and the operating system application programs and the data are reloaded. This usually means that certain amount of data is lost and has to be re-entered again, which costs both time and money, and the delay in computer availability usually creates further losses. Additionally, while the old data is being reconstructed, the newly incoming data cannot be entered and processed, which causes an increase in data entry backlog and usually brings additional errors and problems. Tape data transfer is also comparatively slow, and the tape drive is an additional peripheral to maintain that requires additional Interrupt Level and Device Address inside the computer, additional controller card and software, all of which are to add extra overhead and costs.

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

Speculative Nature of Company's Proposed Plan.

The success of the Company's proposed plan of operation will depend to a great extent on it's management, present and future, operating within the confines of limited financial resources. Current working capital is expected to be sufficient to sustain the Company's present operation through December 31, 2000. However, the Company's business model calls for significant growth in the year 2000 which is directly dependent on the Company seeking a private placement or secondary offering of its securities for $20,000,000. Negotiations have commenced with underwriters

                               - PAGE 12 -
with a commitment expected once the Company has been approved for NASDAQ listing. Without outside financing the Company may have to revise its growth plans. There is no assurance that outside financing will be available to the Company, and if such financing were available that the terms of such proposed financing would be acceptable to the Company.

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

F-7
                                  - PAGE 26 -

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

On August 16, 1999, the Company formed a subsidiary, Pacific Bridge Net, Inc. ("PBN") incorporated in the State of California with a strategic alliance partner, Worldwide Wireless Networks, Inc. ("WWWN"). The initial capital of $250,000 was contributed 80% by the Company and 20% by WWWN. PBN acquired know how and technology from WWWN for $50,000, including specifications to design, patent, manufacture, and sell for certain wireless infrastructure equipment.

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

F-8
                                   - PAGE 27 -

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

F-9
                                  - PAGE 28 -

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

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

F-10

                                 - PAGE 29 -
statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts and the deferred income tax asset allowance. Actual results could differ from those estimates.

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

F-11
                                  - PAGE 30 -

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

F-12
                          - PAGE 31 -

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

F-13
                             - PAGE 32 -

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

F-14
                            - PAGE 33-

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

F-15
                               - PAGE 34 -

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

F-16
                                 - PAGE 35 -

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

F-17
                               - PAGE 36 -

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

F-18
                         - PAGE 37 -

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

F-19
                           - PAGE 38 -

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

F-20
                         - PAGE 39 -

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

F-21
                              - PAGE 40 -

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

F-22
                            - PAGE 41 -

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

F-23

                                   - PAGE 42 -

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

F-24

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


RESUMES:

Tetsuji Aoyagi is the Chairman of the Board of Directors and a member of the Executive Steering Committee of the Company since April 1998. He is also the President, Chief Executive Officer and Director of Digital Stream Corporation, a Tokyo, Japan based R&D company. Mr. Aoyagi has over 20 years experience in Research and Development of high technology products, especially in the field of Optical Media Storage and Human Interface field. From 1980 until 1984 he worked at Thompson Research and Development Corporation where he was responsible for all the consumer product developments as a special Scientific Adviser to the President. In 1985 he founded MOST Corporation in Los Angeles, California, where he was responsible for 3.5 inch Magneto-optical disc drive. Mr. Aoyagi became the General Manager and was responsible for marketing of this Magneto-Optical drive to OEM accounts until 1987. In 1987 he founded Digital Stream Corporation in Yokohama, Japan where he is responsible

                                 - PAGE 44 -
for corporate management. Mr. Aoyagi also served as the Chairman of the Board of Data Stream cooperation, a Joint Venture organized by the Singapore Government and Creative Technology. Mr. Aoyagi received his
M.S. Degree in Optics in 1974 from the State University of Pennsylvania at Edinboro. Mr. Aoyagi devotes his major efforts to the Company.

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

Conflicts of Interest.

Certain members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as Officers and Directors of the Company. Insofar as these officers and directors are engaged in other business activities, management anticipates they will devote

                           - PAGE 46 -
less than full time to the Company's affairs. The officers and directors of the Company are now and may in the future become shareholders, Officers or Directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

- Exhibit 3 (i)  Articles of Incorporation

   a) - Newcorp Technology, Inc. (Nevada), Incorporated March 15, 1999 (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

   b) - Bridge Technology, Inc. as amended April 21, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2,
          Exhibit 3 (i) filed December 23, 1998 with the Commission).
       - Bridge R & D, Inc. Incorporated June 25, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2,
          Exhibit 3 (i) filed December 23, 1998 with the Commission).

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

- Exhibit 10  Material Contracts

              A) Classic Trading, Inc. Agreement (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

              B) Allied Web, Inc. Purchase of Assets Agreement, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2 Exhibit 10, A) filed December 23, 1998 with the Commission).


             C) John Harwer Employment Agreement, dated Juned 1, 1997,
                 (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10 B) filed December 23, 1998 with the Commission).

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

             F) Autec Power Systems, Inc. Acquisition Agreement, dated
                 December 8, 1999

             G) CMS Technology Limited (HK) Acquisition Agreement as amended
                 March 15, 2000

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

- Exhibit 27   Financial Data Schedule

- Exhibit 99   Additional Contracts

              A) Assignment of Trademarks (incorporated by reference to
                  Bridge Technology, Inc.  Form 10KSB filed March 31, 1999)

              B) Property Lease (incorporated by reference to Bridge
                  Technology, Inc. Form 10KSB filed March 31, 1999)

              C) Incentive Stock Option Plan (incorporated herein by
                  reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, filed December 23, 1998, with the Commission).

              D) Distribution Product Rights Development Agreement
                  dated July 1, 1999.

              E) Five recently acquired patents.  Submitted by hard copy only.


                       -- EXHIBIT --



Exhibit 3 (i) c) - Pacific Bridge Net incorporated June 9, 1999

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
                            ---

7. SIGNATURES OF INCORPORATORS: The names and addresses of each of the incorporators signing the articles: (Signatures must be notarized.)
   (Attach additional pages if there are more than two imcorporators.)

    JOHN T. GAUTHIER	               		 JAMES DJEN
   -----------------------             ----------------------------------
     Name (print)                         Name (print)

    12601 MONARCH ST.,		              	 12601 MONARCH STREET
   -----------------------              ---------------------------------
     Address                                      Address

    GARDEN GROVE, CA 92841		            GARDEN GROVE, CA 92841
   ------------------------             ---------------------------------
     Address                                      Address

    JOHN T. GAUTHIER	                 		 JAMES DJEN
   ------------------------              --------------------------------
     Signature                            Signature


   State of    California	  	        State of     California
            ---------------                      ------------------------
   County of   Orange	              		County of    Orange
             --------------                      ------------------------

  This instrument was acknowledged 	This instrument was acknowledged
  before me on				before me on

     May 25,      19 99 , by                May 24,          19 99 , by
  ---------------   ----                --------------------    ----
     Stephanie N. Gandre		                  Paul Chang
  ---------------------------           --------------------------------
     Name of Person                         Name of Person

  as incorporator		                   		as incorporator
  of   PACIFIC BRIDGE NET		             of   PACIFIC BRIDGE NET
     ---------------------------           -----------------------------
     (name of party on behalf of	          (name of party on behalf of
     whom instrument was executed)	        whom instrument was executed)

  STEPHANIE N. GANDRE		                 PAUL CHANG
  --------------------                  ------------------------------
  Notary Public Signature		             Notary Public Signature


  (affix notary stamp or seal)        		(affix notary stamp or seal)

   STEPHANIE N. GANDRE		               	 PAUL CHANG
   Commission # 1190358			               Commission # 1072531
   Notary Public - California		          Notary Public - California
   Orange County                         Orange County
   My Comm. Expires Jul. 18, 2002	        My Comm. Expires Sep. 17, 1999


8. CERTIFICATE OF ACCEPTANCE OF APPOINTMENT OF RESIDENT AGENT
   I   LOUIS POPP   hereby accept appointment as Resident Agent for the
     --------------
   above named corporation.

       LOUIS POPP
   -------------------------------------------------------------------------
   Signature of Resident Agent						Date

===========================================================================


Exhibit 10 F)  Autec Power Systems, Inc. Acquisition Agreement, dated
                 December 8, 1999


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
corporation, duly organized, validly existing and in good standing under the laws of the State of California. AUTEC has the corporate power and authority to carry on the business as now being conducted, and the corporate power and

                              - PAGE 54 -
authority to execute and deliver this Agreement and consummate the transactions contemplated hereby and has taken all actions necessary to secure all approvals required in connection therewith.

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
to obtain or cause to be obtained at the earliest practicable date and prior to the Closing Date all consents, approvals, permits and licenses necessary to permit such party to consummate the transactions contemplated hereby which can

                            - PAGE 55 -
reasonably be obtained by the Closing Date; and (b) to resist and obtain the dismissal of any litigation, investigation or other proceeding which questions the validity or legality or seeks to hinder or prevent the consummation of the transactions contemplated hereby.

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
            Date                                       Date


=============================================================================

Exhibit 10 G)  CMS Technology Limited (HK) Acquisition Agreement as amended
                March 15, 2000


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


CMS Technology Limited, Hong Kong		Bridge Technology, Inc.



           Edwin Cheng	      	     	        Tetsuji Aoyagi
       -------------------                --------------------------
           Edwin Cheng				                  Tetsuji Aoyagi


             Mathew Cheng                  Dated:   January 4, 2000
       --------------------                        ------------------
             Mathew Cheng


=============================================================================

Exhibit 99  D)  Distribution Product Rights Development Agreement
                 dated July 1, 1999


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

(c)  Return of Proprietary Information, Client's property.
Immediately upon termination of this Agreement for any reason, the Company (i) shall return (A) any documents (B0 any property which belongs to Client, immediately to Client.

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

(j) Further Assurances. Each party agrees to take such further action and to execute and deliver to the other party such additional agreements, documents and instruments as the other party may reasonably require or deem advisable to carry into effect the purposes of this Agreement or to better assure and confirm unto the other party its rights, powers and remedies hereunder.

(k) Recovery of Attorney's Fees. In any action between the parties to enforce any of the terms of this Agreement or any action between the parties hereto in any other way pertaining to this Agreement, the prevailing party shall be entitled to recover the costs of suit and reasonable attorney's fees and expenses of investigation.

(l) Title and Captions. Section titles or captions contained in this Agreement are inserted only as a matter of convenience and for reference purposes and in no way define, limit, extend or describe the scope of this Agreement or the intent of any provisions thereof.

(m) Terms. Whenever from the context it appears appropriate, each term stated in either the singular or the plural shall include the singular and the plural, and pronouns stated in the masculine, the feminine or the neuter gender shall include the masculine, the feminine or the neuter.

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

Dated:  July 1, 1999

===========================================================================

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

