Form 10QSB
period 2000-03-31
BRIDGE TECHNOLOGY INC
filed 2000-05-15
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
                  For the quarterly period ended March 31, 2000
                                                 --------------



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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
10,442,186
----------

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

                   -  PAGE 1 -

               PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements


                Bridge Technology, Inc. and Subsidiaries
                    Consolidated Balance Sheets

                                               December 31,    March 31,
                                                      1999         2000
                                               ------------- -----------
Assets
Current assets:
  Cash                                         $ 2,900,029   $3,712,215
  Accounts receivable less allowance for
     doubtful accounts of $112,911 and
     $118,895                                    5,793,882    5,966,414
  Subscription receivable                           75,000            -
  Advances to employees                              1,200        1,200
  Other receivables                                 39,082      134,561
  Inventory, less provision of $168,101 and
     $168,101                                    3,157,433   11,530,047
  Due from related party                            28,107       44,832
  Due from CMS related party                             -    1,402,051
  Other current assets                             110,284      113,713
                                               -----------  -----------
Total current assets                            12,105,017   22,905,033

Property and equipment, net                        801,881      895,471
Goodwill, net                                            -    2,535,155
Purchased intangibles                              200,000      200,000
Related party receivables                          250,000      225,000
Deferred income tax                                 70,750       70,399
Other assets                                       105,908      105,900
                                               -----------  -----------
Total assets                                   $13,533,556  $26,936,958
                                               ===========  ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                             $ 5,289,936  $12,313,748
  Accrued taxes payable                            307,804      188,696
  Accrued liabilities                              862,506      637,808
  Bank Loans payable                                97,905    1,600,000
  Current portion of note payable                  150,155      140,086
  Loans from related parties                             -    2,900,000
  Other current liabilities                         43,405       96,640
                                               ------------ -----------
Total current liabilities                        6,751,711   17,876,978

Notes payable, less current portion                727,643      755,908
                                               ------------ -----------

Total liabilities                                7,479,354   18,632,886
                                               ------------ -----------

Minority interest                                   38,552    2,317,382

Shareholders' equity
   Common stock: par value $0.01 per share,         104,422     104,522
    authorized 100,000,000 shares,
    10,442,186 shares and 10,452,186 shares
    outstanding at December 31, 1999 and
    March 31, 2000
  Additional paid-in capital                      6,721,852   6,760,418
  Treasury stock                                    (2,000)      (2,000)

  Accumulated deficit                             (744,415)    (808,499)
  Accumulated other comprehensive income           (64,209)     (67,751)
                                                ------------ -----------

Total shareholders' equity                        6,015,650    5,986,690
                                                ------------ -----------

Total liabilities and shareholders' equity      $13,533,556  $26,936,958
                                                ============ ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                 Bridge Technology, Inc. and Subsidiaries
                  Consolidated Statements of Operations

                                                Three Months Ended
                                          -----------------------------
                                            March 31,        March 31,
                                              1999             2000
                                          -----------------------------

                                           (Unaudited)       (Unaudited)

Net sales                                 $ 9,588,094      $ 21,750,963

Cost of sales                               8,110,953        19,848,225

                                          ------------     -------------
Gross profit                                1,477,141         1,902,738


Research and development                       57,686           191,715

Selling, general and                        1,089,296         1,659,458
  administrative expense
                                          ------------     -------------
Income from operations                        330,159            51,565

Other Income(expense):
  Interest income (expense), net                5,261           (51,392)
  Other income                                  2,810            67,812
                                          ------------     -------------

Income before income taxes                    338,230            67,985

Income Taxes provision                        121,676            71,272
                                           -----------       -----------

Net income (loss)                             216,554            (3,287)

Minority interest                                   -           (60,797)
                                         -------------       -----------

Net income (loss) applicable to common   $    216,554        $  (64,084)
  shares
                                         =============       ===========

Basic weighted average number of            8,961,630        10,450,630
  common stock outstanding
                                         =============       ===========

Basic earnings (loss) per share          $       0.02        $   (0.01)
                                         =============       ===========

Diluted weighted average number of       $ 11,160,085        $        -
  common stock outstanding
                                         =============       ===========

Diluted income per share                 $       0.02        $        -
                                         =============       ===========

Comprehensive income (loss) and its
  components consist of the following:
    Net income (loss)                    $    216,554        $ (64,084)
    Foreign currency translation               18,050           (3,542)
      adjustment, net of tax             --------------     ------------

    Comprehensive income (loss)          $    234,604        $ (67,626)
                                         ==============     ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                    Three Months Ended
                                               -------------------------
                                                  March 31,    March 31,
                                    							          1999         2000
                                               -------------------------
                                                (UnAudited)  (Unaudited)
Cash flows from operating activities
  Net income (loss)                            $   216,554  $   (64,084)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
  Depreciation and amortization                     38,668      182,392
  Provision for doubtful accounts                   11,781        5,984
  Stock in exchange for services                         -        3,666
  Increase (decrease) from changes in operating
    assets and liabilities:
      Trade receivables                          1,357,943    4,126,030
      Inventory                                     32,297    2,629,910
      Other receivables                             81,231      (29,659)
      Advances to employees                         27,500            -
      Prepaid and other assets                     (32,237)      (3,614)
      Related party receivable                           -       25,000
      Other assets                                 (47,734)           -
      Accounts payable                             390,112   (6,233,870)
      Accrued liabilities                         (987,572)    (557,701)
      Income taxes payable                         (66,442)    (221,757)
      Other liabilities                            247,494       53,236
      Payable to employee                          (41,161)           -
      Due from CMS related pary                          -   (2,549,825)
      Due from related party                             -      (16,725)
      Minority interest                                  -       57,886
                                               -----------  ------------

Net cash provided by (used in) operating         1,228,450   (2,593,131)
  activities
                                               ===========  ============

Cash flows from investing activities
  Purchase of property, plant and equipment       (172,152)     (69,915)
  Acquisition of CMS, net of cash acquired               -   (5,293,164)
                                               ------------ ------------

Net cash used in investing activities             (172,152)  (5,363,079)
                                               ============  ===========

Cash flows from financing activities
  Proceeds from loans payable                        8,377    1,720,291
  Repayments on loans payable                     (439,532)    (200,000)
  Proceeds from issuance of common stock           450,000            -
  Proceeds from exercise of warrants                     -       35,000
  Proceeds form related party                            -    2,900,000
  Stock subscription collected                           -    4,316,645
                                               ------------  -----------
Net cash provided by financing activities           18,845    8,771,936
                                               ============  ===========

Effect of exchange rate changes on cash             18,048       (3,540)
                                               ============  ===========

Net increase in cash and cash equivalents        1,093,191      812,186

Cash and cash equivalents, beginning of year     2,115,727    2,900,029

                                               -----------  ------------

Cash and cash equivalents, end of year         $ 3,208,918  $ 3,712,215
                                               ===========  ============

Supplemental information:
 Cash paid during the year for:
   Interest                                    $     9,336  $    60,151
   Income taxes                                     85,376       16,400
                                               -----------  ------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

             Bridge Technology, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                         (Unaudited)


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

The Company has the following subsidiaries:

                                Ownership
                                ---------

  Bridge R&D, Inc.                 100%    Established on June 1, 1997
  Newcorp Technology 	           		100%	   Merged on November 1, 1997
    Limited (in Japan)
  PTI Enclosures, Inc.		          	100%	   Merged on December 14, 1998
  Newcorp Technologies, Inc. (USA)	100%	   Established on March 23, 1999
  Pacific Bridge Net			             80%   	Established on August 16, 1999
  Autec Power Systems, 			         100%	   Merged on December 1, 1999
  CMS Technology Limited		          60%	   Acquired on January 3, 2000


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.
Operating results for the three months period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Note 2 - Income Taxes

As of December 31, 1999, for federal income tax purposes, the Company had approximately $180,000 in net operating loss carryforwards expiring through 2018. Additionally, one of the subsidiaries of the Company has net operating loss carryforwards, not included above, which are separate return year losses in the amount of approximately $77,000 and will begin to expire in 2008. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code
Section 382 in connection with certain stock issuances by the Company.

Note 3 -  Shareholders' Equity

In October 1999, the Company issued 50,000 warrants to a public relations firm in exchange for public relations services starting from November 1, 1999 to April 30, 2000. Accordingly, an expense of $3,666 on a pro rata basis was recognized and included as a general and administrative expense.

In January 2000, a key employee of the Company exercised 10,000 warrants with an exercise price of $3.50 per share in exchange for 10,000 shares of common stock. The Company accordingly received proceeds of $35,000 from the employee.

              Bridge Technology, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements


Note 4 - Acquisition of CMS Technology Limited

In December 1999, the Company entered into an acquisition agreement with CMS Technology Limited (CMS), a related party company incorporated under the laws of Hong Kong Special Administrative Region, to acquire 60% equity interest for cash of $6 million subject to a valuation report that will be performed by a third party appraisal firm. Funding of acquisition has been obtained from the following sources. $2.9 million from the Company's related parties, and $1.55 million from the Company's line of credit. The remaining $1.55 million was financed from the Company's working capital.

The acquisition was effective January 3, 2000. The acquisition transaction was accounted for under the purchase method. The fair market value of 60% equity interest in CMS Technology Limited amounted to $3,331,416, consequently, the Company recognized a goodwill of $2,668,584, which will be amortized over a five year period on a straight line basis. The Company recognized a $133,429 amortization charge against goodwill at March 31, 2000.

At the same time, a director and shareholder of the Company acquired 10% of equity interest in CMS. In accordance with the acquisition agreement, the Company has an option to acquire the remaining 30% of equity interest in CMS in exchange for 300,000 shares of the Company's common stock.

As the acquisition took place on January 3, 2000, the pro forma statements of operations for the period ended March 31, 2000 is identical to the statement of operations presented for the first quarter 10Q. The pro forma statement of operations for the year ended December 31, 1999 is presented on the following page. The condensed pro forma statement of operations for the period ended March 31, 1999 was presented as follows:


                                    CMS        Bridge        Pro Forma
                                 March 31,    March 31,      March 31,
                                   1999         1999           1999
                               ------------  -----------   ------------
Revenue                        $ 12,883,621  $ 9,588,094   $ 22,471,715
                               ------------  -----------   ------------

Net income                     $    143,949  $   216,554        360,503
                               ------------  -----------

Adjustment:
   Amortization of goodwill                                    (133,429)
                                                            ------------
Pro forma net income                                        $   227,074
                                                  										------------


Note 5 - Subsequent Events

In April 2000, the Company increased its revolving line of credit facility to an aggregate amount of principal not to exceed $3,000,000.

                Bridge Technology, Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements
                           (Unaudited)


              CMS         Bridge      Pro Forma    CMS        Bridge     Pro Forma
              Operation   Operation   Consolidated Operation  Operation Consolidated
              Results     Results     Operation    Results    Results    Operation
              Year Ended  Year Ended  Results      Three      Three      Results
              Dec. 31,    Dec. 31,    Year Ended   Months     Months     Period
              1999        1999        Dec. 31,     Ended      Ended      Ended
                                      1999         March 31,  March 31,  March 31,
                                                   2000       2000       2000
              ----------- ----------- ----------- ----------- ---------- -----------
Revenues      $51,534,484 $34,272,187 $85,806,671 $12,929,979 $8,820,984 $21,750,963

Cost of        49,405,361  27,961,504  77,366,865  12,395,061  7,453,164  19,848,225
  goods sold
              ----------- ----------- ----------- ----------- ---------- -----------

Gross profit    2,129,123   6,310,683   8,439,806     534,918  1,367,820   1,902,738

Pro forma               -           -     533,717           -          -     133,429
  adjustment:
  goodwill
  amortization

Research and            -     339,380     339,380           -    191,715     191,715
  development

Selling,        1,528,034   5,015,522   6,543,556     342,362  1,183,667   1,526,029
  general and
  administrative
  expenses
               ---------- ----------- ----------- ----------- ---------- -----------

Income (loss)     601,089     955,781   1,023,153     192,556     (7,562)     51,565
  from
  operations

Other income
  (expense):

  Interest         (2,185)     68,724      66,539           -    (51,392)    (51,392)
    (expense)
    income, net

  Other            79,891     (11,949)     67,942      38,925     28,887      67,812
                ---------- ----------- ---------- ----------- ----------- ----------

Income (loss)     678,795   1,012,556   1,157,634     231,481    (30,067)     67,985
  before
  income taxes

Income taxes      103,000     363,283     466,283      37,013     34,259      71,272
                ---------- ----------- ---------- ----------- ----------- ----------
Income (loss)     575,795     649,273     691,351     194,468    (64,326)     (3,287)
  before
  minority
  interest

Less: Income      230,318     (11,448)    218,870      77,787    (16,990)     60,797
  (loss) attri-
  butable to
  minority
  interest
                ---------- ----------- ------------ ----------- ---------- -----------

Net Income      $ 345,477  $  660,721   $ 472,481  $  116,681  $ (47,336) $  (64,084)
  (loss)        =========  =========== ============ =========== ========== ===========
  applicable
  to common
  share

Basic earn-                             $    0.05                          $   (0.01)
  ings per                             ===========                        ===========
  share

Basic weighed                           9,800,665                         10,450,630
  average                              ===========                        ===========
  number of
  common stock
  outstanding

Diluted earn-                                0.04                                  -
  ings per                            ===========                        ===========
  share

Diluted weighed                        10,581,406                                  -
  average                             ===========                        ===========
  number of
  common stock
  outstanding


Bridge Technology, Inc. acquired a 60% equity interest in CMS Technology Limited effective January 3, 2000. The above pro forma information provides what if Bridge Technology, Inc. acquired a 60% equity interest on January 1, 1999 and January 1, 2000.

          Bridge Technology, Inc. and Subsidiaries
        Notes to the Consolidated Financial Statements
                        (Unaudited)



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


Results of Operations for the Three Months ended March 31, 2000 as compared to the Three Months Ended March 31, 1999.

Net Sales of $21,750,963 for the three months ended March 31, 2000 increased by $12,162,869 (127%) over net sales of $9,588,094 for the same period of 1999. The increase was due primarily to the inclusion of CMS Technology Limited revenue for the period ended March 31, 2000.

Gross Profit for three months ended March 31, 2000 was $1,902,738, a 29% increase when compared to $1,477,141 for the three months ended
March 31, 1999, reflecting higher volume of revenue attributed to the inclusion of CMS Technology Limited for the period ended March 31, 2000. Gross profit as a percentage of net sales declined from 15% for the three months ended March 31, 1999 to 9% for the three months ended March 31, 2000. The decrease is principally due to lower margin of CMS Technology Limited.

Research and development expenses increased by $134,029 to $191,715 in the three months ended March 31, 2000, compared to $57,686 for the three months ended March 31, 1999. This represents a 232% increase and is due to Autec investing extra resources to develop improved products.

Selling, general and administrative expenses increased by $570,162 to $1,659,458 in the three months ended March 31, 2000 compared to $1,089,296 for the three months ended March 31, 1999. As a percentage of revenue, these expenses decreased from 11.4% in the three months ended
March 31, 1999 to 7.6% in the three months ended March 31, 2000. The decline is largely due to the inclusion of CMS Technology Limited for the period ended March 31, 2000.

Operating results decreased from income of $330,159 in the three months ended March 31, 1999 to income of $51,565 in the three months ended March 31, 2000. The decrease principally reflects lower margins in the three months ended March 31, 2000 as well as $133,429 amortization charge of goodwill included in selling, general and administrative expenses at March 31, 2000, as a result of the acquisition of CMS Technology Limited at January 3, 2000. Income form operations as a percentage of revenue decreased from 3.4% in the three months ended March 31, 1999 to 0.2% in the three months ended March 31, 2000.

Net interest declined $56,653 from income of $5,261 in the three months ended March 31, 1999 compared to the expense of $51,392 in the three months ended March 31, 2000. Other income increased form $2,810 in the three months ended March 31, 1999, compared to the $67,812 in the three months ended March 31, 2000.

Net income decreased from $216,554 or $0.02 per share for the three months ended March 31, 1999 compared to a loss of $64,084 or a loss of $0.01 per

                               - PAGE 13 -
share on a higher number of shares outstanding for the three months ended March 31, 2000.

            Bridge Technology, Inc. and Subsidiaries
         Notes to the Consolidated Financial Statements
                          (Unaudited)


Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities totaling in excess of $2,600,000 to a limited number of accredited investors with knowledge of the Company's operations and plans to expand.

The Company is expected to augment it initial investment in DVD (digital versatile disk), including an OPU (optical pickup unit) in order to commence manufacturing in China and France. In addition the Company is in the process of restructuring and financing its Pacific Bridge Net subsidiary. The Company is also negotiating for a $20,000,000 private placement of its securities for current and future plans. There is no assurance that financing can be obtained and if available that the terms would be acceptable to the Company. Based on these results the Company is actively seeking OEM customers and manufacturing facilities in China and France.

The Company's capital requirements have been and will continue to be significant and its cash and cash requirements have been sufficient to cover its cash flow from operations. At March 31, 2000, the Company had a working capital of $5,028,055 and cash of $3,712,215 compared to a working capital of $5,353,306 and cash of $2,900,029 at December 31, 1999. Since restarting operations, the Company has satisfied its working capital requirements with cash generated through operations and the issuance of equity securities, and obtaining working capital bank loans.

Net cash provided by operating activities in the three months ended
March 31, 2000 was $2,593,131 as compared to $1,228,450 provided by operating activities in the three months ended March 31, 1999, the difference is mainly due to decrease in accounts payable, and an increase in amounts owing from other shareholders of CMS.

Net cash used in investing activities in the three months ended March 31, 1999 was $172,152 for the purchase of fixed assets and intangible assets in Japan, as compared to $69,915 for the purchase of fixed assets in the three months ended March 31, 2000. The acquisition of CMS Technology Limited accounted for 5,243,164 cash used for the acquisition, net of cash acquired.

Net cash provided by financing activities in the three months ended March 31, 1999 was $18,845 as compared to $8,771,936 in the three months ended March 31, 2000. The change is attributable to the fact that in the first quarter of 1999 there was only one private placement of $450,000 as opposed to an increase in proceeds from loans and proceeds from related party in the first quarter of 2000.

The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to substantial cash receipts from the private sale of its common stock.

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

Year 2000 Effect

The Company's accounting software currently has been modified as necessary to meet the requirement for the year 2000 and no problems have occurred in 2000.


                  PART II OTHER INFORMATION


Item 1.  Legal Proceeding
     There are no legal proceedings either against the Company or against third parties.

Item 2.  Changes in Securities
     Exercise of Warrants.
     Warrant holders of the Company's exercised 10,000 warrants to acquire 10,000 shares of the Company's common stock.
     The Company uses the above proceeds for its operating activities.

Item 3.  Defaults upon Senior Securities
     There are no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders
     There are no matters submitted to a vote of security holders.

Item 5.  Other Information
     None.

Item 6.  Exhibits and Reports on Form 8-K
     There are no exhibits and reports on Form 8-K.


                             SIGNATURES

                                                 Bridge Technology, Inc.
                                                      Registrant



Date: May 12, 2000                               James Djen
      ____________________                     _________________________
                                                      Signature
                                                 James Djen, President




Date: May 12, 2000                               Winston Gu
      ____________________                     __________________________
                                                      Signature
                                                 Winston Gu, CEO




Date: May 12, 2000                               John T. Gauthier
      ____________________                     __________________________
                                                     Signature
                                                  John T. Gauthier, CFO