Form 10QSB
period 2000-06-30
BRIDGE TECHNOLOGY INC
filed 2000-08-15
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
                  For the quarterly period ended June 30, 2000
                                                 -------------



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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
  10,853,186
--------------

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

                                    - PAGE 1 -

               PART 1   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                Bridge Technology, Inc. and Subsidiaries
                    Consolidated Balance Sheets


                                            DEC. 31       JUN. 30
                                             1999          2000
                                           (Audited)    (Unaudited)
                                         ------------   ------------
Assets
Current assets:
  Cash                                    $ 2,900,029    $ 3,011,256
  Accounts receivable less allowance
    for doubtful accounts of $112,911
    and $114,756                            5,793,882     10,059,473
  Subscription receivable                      75,000              -
  Advances to employees                         1,200              -
  Other receivables                            39,082         90,268
  Inventory, less provision of $168,101
    and $168,101                            3,157,433      8,899,046
  Due from related party                       28,107         40,473
  Due from other shareholders of CMS                -        525,735
  Other current assets                        110,284        242,158
                                         ------------  -------------
Total current assets                       12,105,017     22,868,409

Property and equipment, net                   801,881        888,564
Goodwill, net of amortization of $279,797           -      2,904,777
Purchased intangibles                         200,000        390,000
Related party receivable                      250,000        225,000
Deferred income tax                            70,750         68,109
Other assets                                  105,908        150,644
                                         ------------  -------------
Total assets                             $ 13,533,556   $ 27,495,503
                                         ============  =============

Liabilities and Shareholder's Equity

Current liabilities:
  Accounts payable                        $ 5,289,936   $ 10,929,246
  Accured taxes payable                       307,804        564,465
  Accrued liabilities                         862,506        456,099
  Bank loans payable                           97,905      2,029,400
  Current portion of note payable             150,155         74,680
  Loans from related parties                        -      2,800,000
  Other current liabilities                    43,405         85,868
                                        -------------  -------------
Total current liabilities                   6,751,711     16,939,758

Notes payable, less current portion           727,643        776,778
                                         ------------   -------------
Total liabilities                           7,479,354     17,716,536
                                         -------------  -------------

Minority interest                              38,552        650,593

Shareholder's equity:
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares,
    10,442,186 shares and 10,853,186 shares
    outstanding at December 31, 1999 and
    June 30, 2000                             104,422        108,532
  Additional paid-in capital                6,721,852      9,288,158
  Treasury stock                               (2,000)        (2,000)
  Accumulated deficit                        (744,415)      (207,131)
  Accumulated other comprehensive income      (64,209)       (59,185)
                                         -------------  -------------
Total shareholder's equity                  6,015,650      9,128,374
                                         -------------  -------------
Total liabilities and shareholder's
  equity                                 $ 13,533,556   $ 27,495,503
                                         =============  =============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   - PAGE 2 -

                    Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                            Three Months Ended            Six Months Ended
                        -------------------------- ---------------------------
                          June 30,     June 30,      June 30,      June 30,
                            1999         2000          1999          2000
                        ------------ ------------- ------------- -------------
                         (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)


Net sales               $ 7,183,806  $ 25,503,867  $ 16,771,900  $ 47,254,830

Cost of sales             5,744,752    22,304,818    13,855,705    42,153,043
                        ------------ ------------- ------------- -------------
Gross profit              1,439,054     3,199,049     2,916,195     5,101,787

Research and development    100,210       211,861       157,896       403,576

Selling, general and
  administrative expense  1,083,921     1,898,116     2,173,217     3,557,574
                         ----------- ------------- ------------- -------------

Income from operations      254,923     1,089,072       585,082     1,140,637

Other income (expense):
  Interest income
    (expense), net            8,327      (106,733)       13,588      (158,125)
  Other income               49,605        46,630        52,415       114,442
                         ----------- ------------- ------------- -------------

Income before income
  taxes                     312,855     1,028,969       651,085     1,096,954

Income taxes provision      122,797       270,210       244,473       341,482
                         ----------- ------------- ------------- -------------
Net income                  190,058       758,759       406,612       755,472

Minority interest                 -      (157,391)           -       (218,188)
                         ----------- ------------- ------------- -------------
Net income applicable to
  common shares           $ 190,058     $ 601,368     $ 406,612     $ 537,284
                         =========== ============= ============= =============

Basic weighted average
  number of common
  stock outstanding       9,556,417    10,635,637     9,265,087    10,548,087
                         =========== ============= ============== ============

Basic earnings per share     $ 0.02        $ 0.06        $ 0.04        $ 0.05
                         =========== ============= ============== ============

Diluted weighted average
  number of common
  stock outstanding      11,416,648    11,047,451    11,125,317    10,959,901
                         =========== ============= ============== ============

Diluted income per share     $ 0.02        $ 0.05        $ 0.04        $ 0.05
                         =========== ============= ============== ============

Comprehensive income
  and its components
  consist of the
  following:
    Net income            $ 190,058     $ 601,368     $ 406,612     $ 537,284
    Foreign currency
      translation
      adjustment,
      net of tax             (1,429)        8,566        16,621         5,024
                         -----------  ------------  ------------   -----------
    Comprehensive
      income              $ 188,629     $ 609,934     $ 423,233     $ 542,308
                         ===========  ============  ============   ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   - PAGE 3 -

                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                     Six Months Ended
                                                -------------------------
                                                  June 30,      June 30,
                                                    1999          2000
                                                -----------   -----------
                                                (Unaudited)   (Unaudited)

Cashflows from operating activities
  Net income (loss)                              $  406,612    $  537,284
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                   89,542       377,831
     Provision for doubtful accounts                 14,813         1,845
     Stock in exchange for services                       -         3,666
     Increase (decrease) from changes in
       operating assets and liabilities:
        Trade receivables                         3,378,417        37,110
        Inventory                                  (501,986)    5,260,911
        Other receivables                           103,624        (3,431)
        Advances to employees                        27,500         1,200
        Prepaid and other assets                     30,903      (113,998)
        Related party receivable                   (200,000)       25,000
        Other assets                                 (7,785)      (44,738)
        Accounts payable                         (2,290,857)   (7,618,372)
        Accured liabilities                      (1,048,414)     (739,410)
        Income taxes payable                        156,437       156,302
        Other liabilities                           (23,969)       42,464
        Payable to employee                         (41,161)            -
        Due from other shareholders of CMS                -    (1,673,510)
        Due from related party                       (2,197)      (12,366)
        Minority interest                                 -       218,188
                                                ------------  ------------
Net cash provided by (used in) operating
  activities                                         91,479    (3,544,024)
                                                ------------  ------------

Cash flows from investing activities
  Purchase of property, plant and equipment        (336,131)     (112,119)
  Purchased intangibles                            (150,000)            -
  Acquisition of CMS, net of cash acquired                -    (5,293,164)
                                                ------------  ------------
Net cash used in investing activities              (486,131)   (5,405,283)
                                                ------------  ------------

Cash flows from financing activities
  Proceeds form loans payable                             -     2,291,500
  Repayments on loans payable                      (481,858)     (386,346)
  Proceeds from issuance of common stock            850,000             -
  Proceeds form exercise of warrants                      -        36,750
  Proceeds form related party loans                       -     2,900,000
  Repayments of related party loans                       -      (100,000)
  Stock subscription colllected                      25,000     4,316,645
  Stock repurchase                                   (2,000)            -
                                                ------------  ------------
Net cash provided by financing activities           391,142     9,058,549
                                                ------------  ------------
Effect of exchange rate changes on cash              16,621         1,985
                                                ------------  ------------
Net increase in cash and cash equivalents            13,111       111,227

Cash and cash equivalents, beginning of year      2,115,727     2,900,029
                                                ------------  ------------
Cash and cash equivalents, end of year          $ 2,128,838   $ 3,011,256
                                                ============  ============

Supplemental information:
 Cash paid during the year for:
   Interest                                     $    24,260       172,776
   Income taxes                                      92,194        84,821
                                                ============  ============

Supplemental disclosure of non-cash activities:

In October 1999, the Company issued 50,000 warrants to purchase common stock at $5.00 per share to a public relations firm in exchange for public relations services starting from November 1, 1999 to April 30, 2000. The contract has
since been extended to April 30, 2001.   Accordingly, an expense $3,666 on a pro
rata basis was recognized and included as a general and administrative expense.

In May 2000, the Company acquired five patents, including design and tooling from an unrelated entity for $190,000, in exchange for 40,000 shares of common stock at market price of $4.75 per share.

In May 2000, the Company exercised an option to acquire the remaining 30% interest in CMS Technology Limited (CMS) in exchange for 360,000 shares of the Company's common stock at a market price of $6.50 per share. The acquisition was effective May 15, 2000. The fair market value of 30% interest of CMS amounted to $1,824,050. Consequently the Company recognized goodwill of $515,950, which will be amortized over a five-year period on a straight line basis.


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                    - PAGE 4 -

                    Bridge Technology, Inc. and Subsidiaries
                   Notes to the Consolidated Financial Statements
                                (Unaudited)

Organization and Business

Bridge Technology, Inc. ("The Company") was incorporated under the laws of the State of Nevada on April 15, 1969. Starting from April 1997, the Company registered to do business in the State of California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators. The Company started to enter into wireless internet business in 1999.

The Company has the following subsidiaries:

 Bridge R&D, Inc.                      100%  Established on June 1, 1997
 Newcorp Technology Limited (in Japan) 100%  Merged on November 1, 1997
 PTI Enclosures, Inc.                  100%  Merged on December 14, 1998
 Newcorp Technologies, Inc. (USA)      100%  Established on March 23, 1999
 Pacific Bridge Net                     80%  Established on August 16, 1999
 Autec Power Systems, Inc.             100%  Merged on December 1, 1999
 CMS Technology Limited                 90%  Acquired on January 3, 2000 (60%)
                                             Acquired on May 15, 2000 (30%)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Note 2.  Income Taxes

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

Note 3.  Shareholders' Equity

In October 1999, the Company issued 50,000 warrants to purchase common stock at $5.00 per share to a public relations firm in exchange for public relations services starting from November 1, 1999 to April 30, 2000. The contract has since been extended to April 30, 2001. Accordingly, an expense of $3,666 on a pro rata basis was recognized and included as a general and administrative expense.

                                  - PAGE  5 -

In January 2000, a key employee of the Company exercised 10,000 warrants with an exercise price of $3.50 per share in exchange for 10,000 shares of common stock. The Company accordingly received proceeds of $35,000 from the employee.

In April 2000, an employee of the Company exercised 1,000 warrants with an exercise price of $1.75 per share in exchange for 1,000 shares of common stock. The Company accordingly received proceeds of $1,750 from the employee.

In May 2000, the Company acquired five patents, including design and tooling from an unrelated entity for $190,000, in exchange for 40,000 shares of common stock at market price of $4.75 per share.

In May 2000, the Company exercised an option to acquire the remaining 30% interest in CMS Technology Limited (CMS) in exchange for 360,000 shares of the Company's common stock at a market price of $6.50 per share.

Note 4.  Acquisition of CMS Technology Limited

In December 1999, the Company entered into an acquisition agreement with CMS Technology Limited (CMS), a related party company incorporated under the laws of Hong Kong Special Administrative Region, to acquire 60% equity interest for cash of $6 million subject to a valuation report that will be performed by a third party appraisal firm. Funding of acquisition has been obtained from the following sources: $2.9 million from the Company's related parties, and $1.55 million from the Company's line of credit. The remaining $1.55 million was financed from the Company's working capital.

The acquisition was effective January 3, 2000. The acquisition transaction was accounted for under the purchase method. The fair market value of 60% equity interest in CMS Technology Limited amounted to $3,331,416, consequently, the Company recognized a goodwill of $2,668,584, which will be amortized over a five year period on a straight line basis.

At the same time, a director and shareholder of the Company acquired 10% of equity interest in CMS. In accordance with the acquisition agreement, the Company has an option to acquire the remaining 30% of equity interest in CMS in exchange for 360,000 shares of the Company's common stock.

In May 2000, the Company exercised the option to acquire the remaining 30% interest in CMS Technology Limited (CMS) in exchange for 360,000 shares of the Company's common stock at a market price of $6.50 per share. The acquisition was effective May 15, 2000. The fair market value of 30% interest of CMS amounted to $1,824,050. Consequently the Company recognized goodwill of $515,950, which will be amortized over a five-year period on a straight line basis.

The Company recognized an amortization charge of $146,328 for the three months ended June 30, 2000 and $279,757 for the six months ended June 30, 2000.


                                     - PAGE  6 -

The condensed pro forma statements of operations for the six months ended June 30, 1999 and 2000 were presented as follows:


                                        CMS          Bridge       Pro Forma
                                     June 30,       June 30,       June 30,
                                       1999           1999           1999
                                  ------------   ------------   ------------

  Revenue                         $ 25,767,242   $ 17,136,094   $ 42,903,336
                                  ============   ============   ============

  Net income                      $    287,898   $    324,637   $    612,535
                                  ============   ============
  Adjustment:
    Amortization of goodwill                                         318,454
                                                                ------------
  Pro forma net income                                          $    294,081
                                                                ============


                                        CMS          Bridge       Pro Forma
                                     June 30,       June 30,       June 30,
                                       2000           2000           2000
                                  ------------   ------------   ------------

  Revenue                         $ 27,413,090   $ 19,841,740   $ 47,254,830
                                  ============   ============   ============

  Net income                      $    876,224   $    189,043   $  1,065,267
                                  ============   ============
  Adjustment:
    Amortization of goodwill                                         318,454
                                                                ------------
  Pro forma net income                                          $    746,813
                                                                ============


Note 5.  Commitments

In April 2000, the Company increased its revolving line of credit facility to an aggregate amount of principal not to exceed $3,000,000.

                                    - PAGE  7 -

                     Bridge Technology, Inc. and Subsidiaries
                   Notes to the Consolidated Financial Statements
                              (Unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations for the Three Months Ended June 30, 2000 as Compared to the Three Months Ended June 30, 1999
------------------------------------------------------------------------------

Net sales of $25,503,867 for the three months ended June 30, 2000 increased by $18,320,061 (255%) over net sales of $7,183,806 for the same period of 1999. The increase was due primarily to the inclusion of CMS Technologies Limited revenue for the period ended June 30, 2000.

Gross profit for the three months ended June 30, 2000 was $3,199,049, a 122% increase when compared to $1,439,054 for the three months ended June 30, 1999, reflecting higher volume of revenue attributed to the inclusion of CMS Technology Limited for the period ended June 30, 2000. Gross profit as a percentage of net sales declined from 20% for the three months ended June 30, 1999 to 12.5% for the three months ended June 30, 2000. The decrease is principally due to lower margin of CMS Technology Limited.

Research and development expenses increased by $111,651 to $211,861 in the three months ended June 30, 2000, compared to $100,210 for the three months ended June 30, 1999. This represents a 111% increase and is due to Autec investing extra resources to develop improved products.

Selling, general and administrative expenses increased by $814,195 to $1,898,116 in the three months ended June 30, 2000 compared to $1,083,921 for the three months ended June 30, 1999. Part of the increase can be attributed to a goodwill amortization charge of $146,328 included in selling, general and administrative expenses in the three months ended June 30, 2000 as a result of the acquisition of CMS Technology Limited. As a percentage of revenue, these expenses decreased from 15% in the three months ended June 30, 1999 to 7.4% in the three months ended June 30, 2000. The decline is largely due to the inclusion of CMS Technology Limited for the three months ended June 30, 2000 and lower selling, general and administrative expenses relative to revenue for the three months ended June 30, 2000 compared to the same period in 1999.

Operating results increased from income of $254,923 in the three months ended June 30, 1999 to income of $1,089,072 in the three months ended June 30, 2000. The increase principally reflects the lower selling, general and administrative expenses relative to revenue. Income from operations as a percentage of revenue increased from 3.5% in the three months ended June 30, 1999 to 4.3% in the three months ended June 30, 2000.

Net interest declined $115,060 from income of $8,327 in the three months ended June 30, 1999 compared to the expense of $106,733 in the three months ended June 30, 2000. Other income decreased from $49,605 in the three months ended June 30, 1999, compared to the $46,630 in the three months ended June 30, 2000.

Net income increased from $190,058 or $0.02 per share for the three months ended June 30, 1999 compared to $601,368 or $0.06 per share on a higher number of shares outstanding for the three months ended June 30, 2000.

                                   - PAGE 8 -

Results of Operations for the Six Months Ended June 30, 2000 as Compared to the Six Months Ended June 30, 1999
-----------------------------------------------------------------------------

Net sales of $47,254,830 for the six months ended June 30, 2000 increased by $30,482,930 (182%) over net sales of $16,771,900 for the same period of 1999.
The increase was due primarily to the inclusion of CMS Technologies Limited revenue for the period ended June 30, 2000.

Gross profit for the six months ended June 30, 2000 was $5,101,787, a 75% increase when compared to $2,916,195 for the six months ended June 30, 1999, reflecting higher volume of revenue attributed to the inclusion of CMS Technology Limited for the period ended June 30, 2000. Gross profit as a percentage of net sales declined from 17% for the six months ended June 30, 1999 to 11% for the six months ended June 30, 2000. The decrease is principally due to lower margin of CMS Technology Limited.

Research and development expenses increased by $245,680 to $403,576 in the six months ended June 30, 2000, compared to $157,896 for the six months ended June 30, 1999. This represents a 156% increase and is due to Autec investing extra resources to develop improved products.

Selling, general and administrative expenses increased by $1,384,357 to $3,557,574 in the six months ended June 30, 2000 compared to $2,173,217 for the six months ended June 30, 1999. Part of the increase can be attributed to a goodwill amortization charge of $279,757 included in selling, general and administrative expenses in the six months ended June 30, 2000 as a result of the acquisition of CMS Technology Limited. As a percentage of revenue, these expenses decreased from 13% in the six months ended June 30, 1999 to 7.5% in the six months ended June 30, 2000. The decline is largely due to the inclusion of CMS Technology Limited for the six months ended June 30, 2000 and lower selling, general and administrative expenses relative to revenue for the six months ended June 30, 2000 compared to the same period in 1999.

Operating results increased from income of $585,082 in the six months ended June 30, 1999 to income of $1,140,637 in the six months ended June 30, 2000. The increase principally reflects the lower selling, general and administrative expenses relative to revenue. Income from operations as a percentage of revenue decreased from 3.5% in the six months ended June 30, 1999 to 2.4% in the six months ended June 30, 2000.

Net interest declined $171,713 from income of $13,588 in the six months ended June 30, 1999 compared to the expense of $158,125 in the six months ended June 30, 2000. Other income increased from $52,415 in the six months ended June 30, 1999, compared to the $114,442 in the six months ended June 30, 2000.

Net income increased from $406,612 or $0.04 per share for the six months ended June 30, 1999 compared to an income of $537,284 or $0.05 per share on a higher number of shares outstanding for the six months ended June 30, 2000.

                                    - PAGE 9 -

Liquidity and Capital Resources

Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities totaling in excess of $2,600,000 to a limited number of accredited investors with knowledge of the Company's operations and plans to expand.

The Company is expected to augment its initial investment in DVD (digital versatile disk), including an OPU (optical pickup unit) in order to commence manufacturing in China and France. In addition the Company is in the process of restructuring and financing its Pacific Bridge Net subsidiary. The Company is also negotiating for a $20,000,000 private placement of its securities for current and future plans. There is no assurance that financing can be obtained and if available that the terms would be acceptable to the Company. Based on these results the Company is actively seeking OEM customers and manufacturing facilities in China and France.

The Company's capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient to cover its cash flow from operations. At June 30, 2000, the Company had working capital of $5,928,651 and cash of $3,011,256 compared to a working capital of $5,544,024 and cash of $2,900,029 at December 31, 1999. Since restarting operations, the Company has satisfied its working capital requirements with cash generated through operations and the issuance of equity securities, and obtaining working capital bank loans.

Net cash used in operating activities in the six months ended June 30, 2000 was $3,544,024 as compared to $91,479 provided by operating activities in the six months ended June 30, 1999, the difference is mainly due to decrease in accounts payable, and an increase in amounts owing from other shareholders of CMS.

Net cash used in investing activities in the six months ended June 30, 1999 was $486,131 for the purchase of fixed assets and intangible assets in Japan, as compared to $112,119 for the purchase of fixed assets in the six months ended June 30, 2000. The acquisition of CMS Technology Limited accounted for $5,293,164 cash used for the acquisition, net of cash acquired.

Net cash provided by financing activities in the six months ended June 30, 1999 was $391,142 as compared to $9,058,549 in the six months ended June 30, 2000. The change is attributable to the fact that in the first six months of 1999 there was only one private placement of $850,000 as opposed to an increase in proceeds from loans and proceeds from related party in the first six months of 2000.

The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to substantial cash receipts from the private sale of its common stock.

Effects of Inflation
--------------------
The Company believes that inflation has not had a material effect on its net sales and results of operations.

                                    - PAGE 10 -

Effects of Fluctuation in Foreign Exchange Rates
------------------------------------------------
The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services denominated by U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly-owned subsidiary, Newcorp Technology (Japan), was subject to such currency fluctuations and subsequently suffered losses due mainly to the decline of Japanese yen from 106 Yen/dollar to present rate of 138.29 Yen/dollar. The Company's newly acquired subsidiary, CMS Technology Limited, is subject to foreign currency fluctuation. However, the fluctuation is immaterial.

                                   - PAGE  11 -

                PART II    OTHER INFORMATION


Item 1.  Legal Proceeding
     There are no legal proceedings either against the Company or against third parties.

Item 2.  Changes in Securities and Use of Proceeds
     An employee of the Company in April 2000 exercised warrants to purchase 1,000 shares of the Company's common stock at $1.75 per share. The Company used the proceed as an addition to its working capital.

    The Company exchanged 360,000 shares of common stock in May 2000 for 30% of CMS Technology Ltd. of Hong Kong increasing its percentage interest to 90%.

    The Company exchanged 40,000 shares of common stock in May 2000 for 5 startrack design patents for palm top and hand held wireless trackball applications from A-Link Co. Ltd., Taiwan, ROC.

Item 3.  Defaults upon Senior Securities
     There are no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders
     There are no matters submitted to a vote of security holders.

Item 5.  Other Information
     None.

Item 6.  Exhibits and Reports on Form 8-K
     There are no exhibits and reports on Form 8-K.


                             SIGNATURES

                                                 Bridge Technology, Inc.
                                                      Registrant

       8-15-2000                                 Winston Gu
Date ____________________                     __________________________
                                                 Signature
                                                 Winston Gu, CEO


       8-15-2000                                 John T. Gauthier
Date ____________________                     __________________________
                                                 Signature
                                                 John T. Gauthier, CFO




                                  - PAGE 12 -