Form 10QSB
period 2000-09-30
BRIDGE TECHNOLOGY INC
filed 2000-11-14
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
                  For the quarterly period ended    September 30, 2000
                                                 -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from _______ to ____________

                  Commission file number _______________



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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]     No [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date
  Common Stock, $0.01 Par Value - 10,853,186 shares as of Sept. 30, 2000
--------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------


ITEM 1.  FINANCIAL STATEMENTS

                Bridge Technology, Inc. and Subsidiaries
                       Consolidated Balance Sheets

                                               December 31,  September 30,
                                                   1999          2000
                                                (Audited)     (Unaudited)
                                              -------------  -------------
Assets
Current assets:
  Cash                                        $  2,900,029   $  2,920,520
  Accounts receivable less allowance
    for doubtful accounts of $112,911
    and $122,703                                 5,793,882     12,250,439
  Subscription receivable                           75,000              -
  Advances to employees                              1,200              -
  Other receivables                                 39,082        286,340
  Inventory, less provision of $168,101
    and $168,101                                 3,157,433     15,579,172
  Due from related party                            28,107         40,756
  Other current assets                             110,284        391,849
                                              -------------  -------------
Total current assets                            12,105,017     31,469,076

Property and equipment, net                        801,881        856,716
Goodwill, net of amortization of $438,983                -      2,745,551
Purchased intangibles                              200,000        390,000
Related party receivable                           250,000         75,000
Deferred income tax                                 70,750         66,992
Other assets                                       105,908        152,181
                                              -------------  -------------
Total assets                                  $ 13,533,556   $ 35,755,516
                                              =============  =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                            $  5,289,936   $ 18,746,071
  Accured taxes payable                            307,804        257,454
  Accrued liabilities                              862,506        809,495
  Bank loans payable                                97,905      2,200,000
  Current portion of note payable                  150,155         29,627
  Loans from related parties                             -      2,879,909
  Other current liabilities                         43,405         64,000
                                              -------------  -------------
Total current liabilities                        6,751,711     24,986,556

Notes payable, less current portion                727,643        847,633
                                              -------------  -------------
Total liabilities                                7,479,354     25,834,189
                                              -------------  -------------

Minority interest                                   38,552        662,090

Shareholders' equity
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares, 10,442,186
    shares and  10,853,186 shares outstanding
    at December 31, 1999 and Sept. 30, 2000        104,422        108,532
  Additional paid-in capital                     6,721,852      9,288,159
  Treasury stock                                    (2,000)        (2,000)
  Accumulated deficit                             (744,415)       (75,504)
  Accumulated other comprehensive income           (64,209)       (59,950)
                                              -------------  -------------
Total shareholders' equity                       6,015,650      9,259,237
                                              -------------  -------------

Total liabilities and shareholders' equity    $ 13,533,556   $ 35,755,516
                                              =============  =============


See accompanying summary of accounting policies and notes to consolidated financial statements.


                   Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                            Three Months Ended         Nine Months Ended
                        -------------------------  ---------------------------
                          Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                             1999         2000          1999          2000
                        ------------ ------------  ------------- -------------
                         (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)

Net sales               $ 9,074,011  $ 28,338,705  $ 25,845,911  $ 75,593,535

Cost of sales             7,684,622    26,022,715    21,540,327    68,175,758
                        ------------ ------------  ------------- -------------
Gross profit              1,389,389     2,315,990     4,305,584     7,417,777

Research and development     80,291       159,656       238,187       563,232

Selling, general and
  administrative expense  1,194,743     1,869,196     3,367,960     5,426,770
                        ------------ ------------  ------------- -------------
Income from operations      114,355       287,138       699,437     1,427,775

Other income (expense):
  Interest income
    (expense), net            8,888      (114,804)       22,476      (272,929)
  Other income               31,418         8,051        83,833       122,493
                       ------------- -------------  ------------ -------------
Income before income
  taxes                     154,661       180,385       805,746     1,277,339

Income taxes provision:       7,277        36,617       251,750       378,099
                       ------------- -------------  ------------ -------------
Net income                  147,384       143,768       553,996       899,240

Minority interest               560       (12,141)          560      (230,329)
                       ------------- -------------  ------------ -------------
Net income applicable
  to common shares      $   147,944   $   131,627    $  554,556   $   668,911
                       ============= =============  ============ =============
Basic weighted average
  number of common
  stock outstanding      10,274,577    10,853,186     9,605,281    10,650,529
                       ============= =============  ============ =============
Basic earnings per
  share                 $      0.01   $      0.01    $     0.06   $      0.06
                       ============= =============  ============ =============
Diluted weighted
  average number of
  common stock
  outstanding            11,697,107    11,219,176    11,027,811    11,016,519
                       ============= =============  ============ =============
Diluted income per
  share                 $      0.01   $      0.01    $     0.05   $      0.06
                       ============= =============  ============ =============

Comprehensive income
  and its components
  consist of the
  following:
    Net income          $   147,944   $   131,627    $   554,556   $  668,911
    Foreign currency
      translation
      adjustment, net
      of tax                (32,025)         (765)       (15,404)       4,259
                       ------------- -------------  ------------- ------------
    Comprehensive
      income            $   115,919   $   130,862    $   539,152   $  673,170
                       ============= =============  ============= ============


See accompanying summary of accounting policies and notes to consolidated financial statements.


                   Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                                        Nine Months Ended
                                                   --------------------------
                                                     Sept. 30,     Sept. 30,
                                                       1999          2000
                                                   ------------  ------------
                                                    (Unaudited)   (Unaudited)
Cash flows from operating activities
  Net income                                        $  554,556    $  668,911
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                      137,498       583,476
    Provision for doubtful accounts                      6,235         9,792
    Stock in exchange for services                           -         3,666
    Minority interest                                   49,440       230,329
    Increase (decrease) from changes in operating
      assets and liabilities:
        Trade receivables                            1,165,304    (2,161,803)
        Inventory                                     (582,883)   (1,419,215)
        Other receivables                              103,624      (153,547)
        Advances to employees                           27,500         1,200
        Prepaid and other assets                        23,684      (290,701)
        Related party receivable                      (300,000)      175,000
        Other assets                                   154,571       (46,274)
        Accounts payable                              (441,173)       34,001
        Accrued liabilities                           (636,773)     (221,562)
        Other liabilities                               21,074      (128,996)
        Payable to employee                            (41,161)            -
        Due from other shareholders of CMS                   -      (936,810)
        Due from related party                          13,869       (12,649)

                                                    -----------  ------------
Net cash provided by (used in) operating activities    255,365    (3,665,182)
                                                    -----------  ------------
Cash flows from investing activities
  Purchase of property, plant and equipment           (366,548)     (126,690)
  Purchased intangibles                               (200,000)            -
  Acquisition of CMS, net of cash acquired                   -    (5,293,164)
                                                    -----------  ------------
Net cash used in investing activities                 (566,548)   (5,419,854)
                                                   -----------  ------------

Cash flows from financing activities
  Proceeds from loans payable                                -     2,588,215
  Repayments on loans payable                         (324,611)     (486,659)
  Proceeds from issuance of common stock             1,390,000             -
  Proceeds from exercise of warrants                         -        36,750
  Proceeds from related party loans                          -     2,900,000
  Repayments of related party loans                          -      (250,000)
  Stock subscription collected                          25,000     4,316,645
  Stock repurchase                                      (2,000)            -
                                                    -----------   -----------
Net cash provided by financing activities            1,088,389     9,104,951
                                                    -----------   -----------

Effect of exchange rate changes on cash                (15,406)          576
                                                    -----------   -----------

Net increase in cash and cash equivalents              761,800        20,491

Cash and cash equivalents, beginning of period       2,115,727     2,900,029
                                                   ------------  ------------
Cash and cash equivalents, end of period           $ 2,877,527   $ 2,920,520
                                                   ============  ============
Supplemental information

Cash paid during the year for:
  Interest                                         $    32,735   $   296,614
  Income taxes                                         138,291       127,232
                                                   ------------  ------------

Supplemental disclosure of non-cash activities:

In October 1999, the Company issued 50,000 warrants to a public relations firm in exchange for public relations services starting from November 1, 1999 to April 30, 2000. Accordingly, an expense of $3,666 on a pro rata basic was recognized and included as a general and administrative expense.

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


                    Bridge Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Organization and Business
-------------------------
Bridge Technology, Inc. (the Company) was organized under the law of the State of Nevada on April 15, 1969. Starting from April 1997, the Company registered to do business in the State of California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators. The Company started to enter into wireless internet business in 1999.

The Company has the following subsidiarsies:

                                   Ownership
                                   ---------
 Bridge R&D, Inc.                    100%   Established on June 1, 1997
 Newcorp Technology Ltd. (in Japan)  100%   Merged on November 1, 1997
 PTI Enclosures, Inc.                100%   Merged on December 14, 1998
 Newcorp Technology, Inc. (USA)      100%   Established on March 23, 1999
 Pacific Bridge Net                   80%   Established on August 16, 1999
 Autec Power Systems, Inc.           100%   Merged on December 1, 1999
 CMS Technology Ltd.                  90%   Acquired on January 3, 2000 (60%)
                                            Acquired on May 15, 2000 (30%)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


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


Note 4.  Acquisition of CMS Technology Limited

In December 1999, the Company entered into an acquisition agreement with CMS Technology Limited (CMS), a related party company incorporated under the laws of Hong Kong Special Adminstrative Region, to acquire 60% equity interest for cash of $6 million subject to a valuation report that will be performed by a third party appraisal firm. Funding of acquisition has been obtained from the following sources: $2.9 million from the Company's related parties, and $1.55 million from the Company's line of credit. The remaining $1.55 million was financed from the Company's working capital.

The acquisition was effective January 3, 2000. The acquisition transaction was accounted for under the purchase method. The fair market value of 60% equity interst in CMS Technology Limited amounted to $3,331,416, consequently, the Company recognized goodwill of $2,668,584, which will be amortized over a five year period on a straght line basis.

At the same time, a director and shareholder of the Company acquired 10% of equity interest in CMS. In accordance with the acquisition agreement, the Company has an option to acquire the remaining 30% of equity interest in CMS in exchange for 360,000 of the Company's common stock.

In May 2000, the Company exercised the option to acquire the remaining 30% interest in CMS Technology Limited (CMS) in exchange for 360,000 shares of the Company's common stock at a market price of $6.50 per share. The acquisition was effective May 15, 2000. The fair market value of 30% interest of CMS amounted to $1,824,050. Consequently the Company recognized additional goodwill of $515,950, which will be amortized over a five-year period on a straight line basis.

The Company recognized an amortization charge of $159,227 for the three months ended September 30, 2000 and $438,984 for the nine months ended September 30, 2000.

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


Results of Operations for the Three Months Ended September 30, 2000 as Compared to the Three Months Ended September 30, 1999
---------------------------------------------------------------------------
Net sales of $28,338,705 for the three months ended Sept. 30, 2000 increased by $19,264,694 (212%) over net sales of $9,074,011 for the same period of 1999. This increase was due primarily to the inclusion of CMS Technology Limited revenue for the period ended September 30, 2000.

Gross profit for the three months ended September 30, 2000 was $2,315,990, a 67% increase when compared to $1,389,389 the three months ended September 30, 1999, reflecting higher volume of revenue attributed to the inclusion of CMS Technology Limited for the period ended September 30, 2000. Gross profit as a percentage of net sales declined from 15.3% for the three months ended September 30, 1999 to 8.2% for the three months ended September 30, 2000. The decrease is principally due to lower margin of CMS Technology Limited.

Research and development expenses increased by $79,365 to $159,656 in the three months ended September 30, 2000, compared to $80,291 for the three months ended September 30, 1999. This represents a 99% increase and is due to Autec investing extra resources to develop improved products.

Selling, general and administrative expenses increased by $674,453 to $1,869,196 in the three months ended September 30, 2000 compared to $1,194,743 for the three months ended September 30, 1999. Part of the increase can be attributed to a goodwill amortization charge of $159,227 included in selling, general and administrative expenses in the three months ended September 30, 2000 as a result of the acquisition of CMS Technology Limited. As a percentage of revenue, these expenses decreased from 13% in the three months ended September 30, 1999 to 6.6% in the three months ended September 30, 2000. The decline is largely due to the inclusion of CMS Technology Limited for the three months ended September 30, 2000 and lower selling, general and administrative expenses relative to revenue for the three months ended September 30, 2000 compared to the same period in 1999.

Operating results increased from income of $114,355 in the three months ended September 30, 1999 to income of $287,138 in the three months ended September 30, 2000. The increase principally reflects the lower selling, general and administrative expenses relative to revenue. Income from operations as a percentage of revenue decreased from a 1.3% in the three months ended September 30, 1999 to 1.0% in the three months ended September 30, 2000.

Net interest declined $123,692 from interest income of $8,888 in the three months ended September 30, 1999 to interest expense of $114,804 in the three months ended September 30, 2000. Other income decreased from $31,418 in the three months ended September 30, 1999 to the $8,051 in the three months ended September 30, 2000.

Net income decreased from $147,944 or $0.01 per share for the three months ended September 30, 1999 to $131,627 or $0.01 per share on a higher number of shares outstanding for the three months ended September 30, 2000.


Results of Operations for the Nine Months ended September 30, 2000 as Compared to the Nine Months Ended September 30, 1999
---------------------------------------------------------------------------
Net Sales of $75,593,535 for the nine months ended September 30, 2000 increased by $49,747,624 (192%) over net sales of $25,845,911 for the same period of 1999. The increase was due primarily to the inclusion of CMS Technology Limited revenue for the period ended September 30, 2000.

Gross Profit for nine months ended September 30, 2000 was $7,417,777 a 72% increase when compared to $4,305,584 for the nine months ended
September 30, 1999, reflecting higher volume of revenue attributed to the inclusion of CMS Technology Limited for the period ended September 30, 2000. Gross Profit as a percentage of net sales declined from 17% for the nine months ended September 30, 1999 to 10% for the nine months ended September 30, 2000. The decrease is principally due to lower margin of CMS Technology Limited.

Research and development expenses increased by $325,045 to $563,232 in the nine months ended September 30, 2000, compared to $238,187 for the nine months ended September 30, 1999. This represents a 136% increase and is due to Autec investing extra resources to develop improved products.

Selling, general and administrative expenses increased by $2,058,810 to $5,426,770 in the nine months ended September 30, 2000 compared to $3,367,960 for the nine months ended September 30, 1999. Part of the increase can be attributed to a goodwill amortization charge of $438,984 included in selling, general and administrative expenses in the nine months ended September 30, 2000 as a result of the acquisition of CMS Technology Limited. As a percentage of revenue, these expenses decreased from 13% in the nine months ended September 30, 1999 to 7.2% in the nine months ended September 30, 2000. The decline is largely due to the inclusion of CMS Technology Limited for the nine months ended September 30, 2000 and lower selling, general and administrative expenses relative to revenue for the nine months ended September 30, 2000 compared to the same period in 1999.

Operating results increased from income of $699,437 in the nine months ended September 30, 1999 to income of $1,427,775 in the nine months ended September 30, 2000. The increase principally reflects the lower selling, general and administrative expenses relative to revenue. Income from operations as a percentage of revenue decreased from a 2.7% in the nine months ended September 30, 1999 to 1.9% in the nine months ended September 30, 2000.

Net interest declined $295,405 from interest income of $22,476 in the nine months ended September 30, 1999 to interest expense of $272,929 in the nine months ended September 30, 2000. Other income increased from $83,833 in the nine months ended September 30, 1999 to the $122,493 for the nine months ended September 30, 2000.

Net income increased $554,556 or $0.06 per share for the nine months ended September 30 ,1999 to net income of $668,911 or $0.06 per share on a high number of shares outstanding for the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------
Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities totaling in excess of $2,600,000 to a limited number of accredited investors with knowledge of the Company's operations and plans to expand.

The Company's capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient to cover its cash flow form operations. At September 30, 2000, the Company had working capital of $6,482,520 and cash of $2,920,520 compared to a working capital of $5,353,306 and cash of $2,900,029 at December 31, 1999. Since restarting operations, the Company has satisfied its working capital requirements with cash generated through operations and the issuance of equity securities, and obtaining working capital bank loans.

Net cash used in operating activities in the nine months ended
September 30, 2000 was $3,665,182 as compared to $255,365 provided by operating activities in the nine months ended September 30, 1999, the difference is mainly due to increase in accounts receivable, and an increase in inventory.

Net cash used in investing activities in the nine months ended
September 30, 1999 was $566,548 for the purchase of fixed assets and intangible assets in Japan, as compared to $126,690 for the purchase of fixed assets in the nine months ended September 30, 2000. The acquisition of CMS Technology Limited accounted for $5,293,164 cash used for the acquisition, net of cash acquired.

Net cash provided by financing activities in the nine months ended September 30, 1999 was $1,088,389 as compared to $9,104,951 in the nine months ended September 30, 2000. The change is attributable to the fact that in the first nine months of 1999 there was only one private placement of $1,390,000 as opposed to an increase in proceeds from loans and proceeds from related party in the first nine months of 2000.

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

                        PART II.   OTHER INFORMATION
                        ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

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

                        SIGNATURES
                        ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bridge Technology, Inc.
                                       -----------------------------
                                              (Registrant)


Date:  November 14, 2000               Winston Gu
      -------------------              -----------------------------
                                       Winston Gu, CEO


Date:  November 14, 2000               John T. Gauthier
      -------------------              -----------------------------
                                       John T. Gauthier, CFO


Date:  November 14, 2000               John Harwer
      -------------------              -----------------------------
                                       John Harwer, President


Date:  November 14, 2000               James Djen
      -------------------              -----------------------------
                                       James Djen, Managing Director