Form 10KSB
period 2000-12-31
BRIDGE TECHNOLOGY INC
filed 2001-04-02
CIK 1048273

DATED: March 31, 2001

                           UNITED SATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                             FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

             For the fiscal year ended December 31, 2000
                                       -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            ------------    ----------------

             Commission file number  000-24767
                                    -----------


 BRIDGE TECHNOLOGY, INC.
- ----------------------------------------------------------------------------
(Name of small business issuer as specified in its Charter)


 NEVADA                                            59-3065437
- ----------------------------------------------------------------------------
(State or other Jurisdiction of                   (IRS Employer
Incorporation or organization)                    Identification No.)


 12601 Monarch Street, Garden Grove, CALIFORNIA              92841
- ----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


Issuer's telephone number: (714) 891-6508
                           --------------

Issuer's facsimile number: (714) 890-8590
                           --------------

Securities to be registered pursuant to Section 12(b) of the Act:    None
                                                                  ----------

Securities to be registered pursuant to Section 12(g) of the Act:

 Common Stock
- ----------------------------------------------------------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]


Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State issuer's revenues for its most recent fiscal year.   $120,918,774
                                                          --------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) December 31, 2000 $21,726,372
                                              -------------------------------


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.01 Par Value - 10,863,186 shares as of December 31, 2000
- -----------------------------------------------------------------------------


             DOCUMENTS INCORORATED BY REFERENCE

Registrant's Form 10-SB and subsequent amendments 1 and 2 which were initially filed in August 1998 with the Securities and Exchange Commission in connection with the Registrant's Registration Statement is incorporated by reference into Part I, II and III of this report as well as certain exhibits filed with the Registrant's Registration Statement. In addition Form 10KSB for the years ended 12/31/98, filed 3/31/99 and 12/31/99, filed 3/31/00 with the Securities and Exchange Commission is also incorporated by reference into Part I, II and III of this report as well as certain exhibits filed with the Form 10KSB.

TABLE OF CONTENTS                                                   PAGE
- -------------------------------------------------------------------------

PART I

Item 1.  Business.                                                     4

Item 2.  Property.                                                    11

Item 3.  Legal Proceedings.                                           11

Item 4.  Submission of Matters to a Vote of Security Holders.         11


PART II

Item 5.  Market for Registrant's Common Equity and Related            11
           Stockholder Matters.

Item 6.  Management's Discussion and Analysis of Results of           13
           Operations and Financial Condition

Item 7.  Financial Statements and Supplementary Data.                 20

Item 8.  Changes in and Disagreements with Accountants on             54
           Accounting and Financial Disclosure.


PART III

Item 9. Directors and Executive officers of the Registrant.           54

Item 10. Executive Compensation.                                      55

Item 11. Security Ownership of Certain Beneficial Owners and          56
           Management.

Item 12. Certain Relationships and Related Transactions.              58


Item 13. Exhibits and Reports on Form 8-K.                            59


SIGNATURES                                                            75

ITEM 1. BUSINESS.

Our Company's vision is to develop state-of-the-art components for digital data storage and communication. Our Company uses these components to design leading edge products for data, voice, multimedia, Internet and broadband wireless communications industries. To capitalize on the potential of these designs, our Company develops, buys, assembles, manufactures, tests, packages, markets and sells a broad family of custom made products. Our Company established operating divisions and subsidiaries under several separate business names, while each of them is focused on specific products, ultimately these products are marketed through our Company's international channel and distribution networks.

Through in-house development, joint ventures, licensing, and acquisition of leading edge technologies and companies, our Company is deploying new and existing leading edge technologies. Our Company design teams are continuously creating innovative products demanded by computer and communications equipment Original Equipment Manufacturers (OEMs), Value-Added Resellers (VARs) and system integrators, and ultimately by the end users. Our Company sells these products directly to OEMs and systems integrators as well as through selected major distributors and manufacturer's representatives. Our Company currently employs 356 full time employees, including senior management, manufacturing personnel and 25 administrative personnel.

Currently our Company has five active subsidiaries: Autec Power Systems, Inc., PTI Enclosures, Inc., Newcorp Technology Ltd. (Japan), Bridge R&D, Inc. and CMS Technology Ltd. (Hong Kong).

Our Company is organized along four primary groups:
I)    CORE COMPETENCY GROUP: AUTEC (USA), PTI (USA)
II)   HIGH TECHNOLOGY GROUP: Newcorp Technology Ltd. (Japan), Bridge R&D (USA)
III) CHANNEL GROUP USA (under Bridge R&D USA): DataStor Division (National Distribution), Classic Trading Inc. (Value Added Resellers and Systems Integrator sales) and Newcorp Technology, Inc. (USA) (e-commerce).
IV)   CHANNEL GROUP ASIA: CMS Technology Ltd. Hong Kong (Asia Distribution)

Our Company is essentially vertically integrated and horizonally operational.

I.    CORE COMPETENCY GROUP:

Autec Power Systems Inc.
- ------------------------
Autec designs, develops, engineers and produces high quality power supplies for a diversified list of clientele. Autec markets power supplies to the principal manufacturers of gaming devices. Mr. Winston Gu, Chairman and CEO of our Company, manages our research & development and manufacturing operations in Simi Valley, California.

Autec also sells power cells and battery packs to private label customers and OEMs. With the continued proliferation of portable devices, wireless devices, wireless remote controllers, and other wireless appliances, the market demand for quality batteries will grow at an increasingly rapid pace. Strategically, our subsidiary, Newcorp Technology Limited (Japan), is in the process of acquiring licenses for certain specific battery and intelligent charging IC circuit technologies, which our Company plans to market internationally to obtain patent protection for our Company.

In addition our Company's new battery techniques utilizes Newcorp Technology Limited (Japan)'s developing technologies. However, there can be no assurance that our Company's battery business unit will be successful in such efforts.

PTI Enclosures, Inc. (PTI)
- --------------------------
Our Company's subsidiary, PTI Enclosures, Inc. (PTI), is focused on designing, developing, manufacturing, testing, and selling custom-designed enclosures, power supplies and complete subsystems for computer peripherals, telecommunications equipment, medical equipment, gaming equipment and other electronics devices. Our customers include major computer and computer peripheral manufacturers, telecommunications manufacturers, government entities, manufacturers of gaming devices and medical instrumentation manufacturers who use PTI's capabilities to produce OEM products manufactured to their exact specifications. To our OEM customers Bridge is known as the "time to market" supplier. Bridge also sells products to sub-system integrators who add the peripherals and software to PTI's enclosures and then sell these complete products to the end users. The enclosures PTI provides encompass hard drive enclosures, tape enclosures, CD tower enclosures, DVD tower enclosures, RAID enclosures, communications system enclosures, medical system enclosures, various server enclosures and other enclosures.


II.    TECHNOLOGY GROUP:

Newcorp Technology Ltd. (Japan)
- -------------------------------
Newcorp Technology Ltd., (Japan) is a high technology R&D and sales company based in Tokyo, Japan. The mission of Newcorp (Japan) is to develop and/or license leading edge technologies that can be used in products made for major OEM customers. Newcorp (Japan) is actively pursuing the acquisition and licensing of several new hardware and software technologies from high technology R&D companies worldwide. Newcorp (Japan) plans to capitalize on its strategic alliances and relationships in Japan to procure unique new technologies and designs principally related to computer enhancements and communications businesses, through which our Company expects to generate additional revenues and earnings. Our Company has already commenced delivery of components made specifically for subcontractors that supply new products for Microsoft Corporation and other OEM's.

BRIDGE R&D, INC. (USA)
- ----------------------
BRIDGE R&D's mission is to design, develop (patent and copyright) certain components and devices required to provide high-speed broadband wireless access to the Internet backbone infrastructure. Such wireless broadband components and devices are foreseen to provide the high speed Internet access to the buildings that have no direct link to the light or dark fiber networks. It is estimated that almost 90% of the buildings do not have (and in the foreseeable future will not have) high speed communication access lines such as the T-1, T-3, OC-3, etc. This creates an opportunity for companies that make wireless broadband communication components and devices to provide wireless broadband Internet access to these buildings, "the last mile".
BRIDGE R&D is in the final phase of designing an engineering prototype of high speed wireless broadband transceiver and a derivative platform. To be successful in this endeavor, BRIDGE R&D has to continue to attract new talent in this highly innovative and competitive area, and efficiently execute an innovative marketing strategy. Upon successful completion of the design efforts, our Company expects to receive immediate orders for these products from several of its customers.

III.  CHANNEL MARKETING AND DISTRIBUTION GROUP:

Bridge R&D, Inc.
- ----------------
Bridge R&D subsidiary of our Company has three operating units: DataStor, Classic Trading Inc. and Newcorp Technology, Inc. (USA).

DataStor
- --------
DataStor unit identifies, designs, develops, manufactures, assembles, tests, and distributes metal and plastic enclosures, brackets and enhancement kits for a variety of computer platforms. Certain products are produced under specific contracts with several manufacturers. DataStor also sells external peripheral kits consisting of enclosures and power supplies, mounting brackets for various peripheral devices, and complete kits for integration of various peripherals into PC systems. DataStor supplies over 60 different mass storage products, including enclosures for 1 to 7 drives, drive mounting brackets, and fixed and removable mounting bracket kits. DataStor also procures, markets, sells, and supports a family of medium size RAID-ready enclosures and subsystems through selected distribution channels.

DataStor's customers include INGRAM Micro, NECX and other national and international distributors who further sell to the second tier distributors and systems integrators. Other customers are master resellers who sell to second and third-tier OEMs, Value Added Resellers (VARs) and system integrators. To maintain its market position as an industry leader in making cutting edge technology, DataStor is constantly researching market demand and developing new product lines and solutions. DataStor plans to continue to expand the number of OEM customers and systems integrators to increase sales volume.

Classic Trading, Inc.
- ---------------------
Classic Trading unit operates as a nationwide computer and communications hardware wholesale distributor, providing wide variety of high quality computer and communications hardware products. CTI specializes in volume sales of computer and notebook accessories such as faster CPUs, memory expansions, hard drives, graphic cards, motherboards, DVD and CD-ROM drives, modem and network cards and much more. CTI sells brand name products from manufacturers like IBM, Fujitsu, MAXTOR, Samsung, Quantum, Seagate, INTEL, Western Digital, Microsoft, ASUS, and others.

Newcorp Technology, Inc. (USA)
- ------------------------------
Newcorp Technology (USA) unit markets and sells computer enhancements and peripheral products and Internet infrastructure products such as routers, switches, firewalls, hubs, Ethernet LAN network cards, wireless broadband LAN network cards and Access Points, and wireless broadband WAN Access Points and Subscriber Units. The primary mission of our Company's Newcorp (USA) unit is to innovate by identifying, evaluating and procuring technologies that provide new products with substantial added value. Newcorp (USA) plans to introduce several new products that integrate new-generation PC and energy related technologies to create an innovative solution for mobile computer users. Newcorp (USA) is actively pursuing the acquisition and licensing of several new technologies from major high technology companies, principally in Japan and USA. Newcorp (USA) plans to develop, license or acquire products that it is able to sell through our Company's existing sales channels. Newcorp (USA) is also in discussions with several companies, which offer products that would complement or supplement our Company's core products.

IV)   CHANNEL GROUP ASIA:

CMS Technology Ltd. unit is an IBM authorized distributor for China and other Asian countries. Primary focus of CMS is distribution of computer hardware components, especially high volume sales of computer and notebook peripherals such as faster hard drives, memory expansions, hard drives, graphic cards, motherboards, DVD and CD-ROM drives, modem and network cards. CMS has organized our Company's main sales channel distribution system for Asia especially China. In addition to marketing CMS markets our Company's products from other business units. Our Company's customers in China for example are the top ten OEM manufacturers. CMS sells brand name products from manufacturers like IBM, Quantum, Seagate and Intel. CMS has branch offices in most major cities in China and other Asia countries.

Competition
- -----------
Manufacturing and distribution of power supplies, computer peripherals, computer enhancement, communications and other commercial electronics products is fiercely competitive. Our Company competes with numerous other companies, including several major manufacturers and distributors. Some competitors have greater financial and other resources than our Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems that are substantially similar or superior to our Company's products. There is no assurance that our Company will be able to continue to develop and sell products that afford it significant competitive advantage in the market. Ultimately our Company is indirectly affected by end user sales. The current worldwide slow down in business activity has not to date affected our China operations. Our Company has experienced minor slow down in our US manufacturing facilities which have resulted in lower sales in the last two quarters of 2000. This slow down in domestic sales is expected to continue through the first two quarters of 2001. However, as our Company's backlog of business continues to rise, finished goods inventory also has risen. Deliveries are expected to be made at a higher rate in the second half of 2001. Projected manufacturing revenues for the full year 2001 are expected to reflect to be greater than the full year 2000.

Importance of New Product Development to Growth
- -----------------------------------------------
Our Company's ability to develop and successfully introduce new products will continue to be a significant factor to its growth and remaining competitive. Development of new product lines is costly and risk intensive. New product development often requires long term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and substantial capital commitments.

There are a number of manufacturing and design risks inherent in engineering high cost custom built prototypes upon which development and contracting decisions are often made, into commercial products that are able to be manufactured in large quantities at acceptable cost. Also, the computer peripheral industry is characterized by rapid technological change.
As technological changes occur in the marketplace, our Company may have to modify its products in order to keep pace with these changes and developments or have to accept modified OEM delivery schedules based on their customers demands. Delayed or modified OEM delivery schedules have the effect of deferring our Company's revenues as revenues is recognized when shipment are made.

The introduction of products embodying new technologies, or the emergence of new industry standards, may cause the existing products, or even the products under development, to become obsolete or unmarketable within a rapid time frame. Any failure by our Company to anticipate or respond in a cost-effective and timely manner, to government requirements, market trends, and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our Company's business, results of operations, and financial condition.

Expansion through Acquisitions and Joint Ventures
- -------------------------------------------------
Our Company has experienced rapid growth in revenues and earnings and geographic scope of operations. With new management acquired control of our Company in 1997, Mr. Winston Gu, the President of our Autec unit also serves as CEO and Chairman of the Board of our Company. Mr. John Harwer, serves as President of our Company, heads the Company's efforts to conceive, invent, design, develop (patent and copyright), and ultimately produce certain devices required to provide high-speed broadband wireless access to the Internet backbone infrastructure. Such wireless broadband devices are foreseen to provide the high-speed Internet access to the buildings that have no direct link to the light or dark fiber networks.

Our Company intends to expand its product lines and domestic and international markets, in part, primarily by internal growth and secondarily through acquisitions. Our Company's ability to expand successfully through strategic acquisitions will depend upon the availability of suitable acquisition candidates at the valuation acceptable to our Company and the availability of financing on terms acceptable to the Company. With limited financial resources and depressed market values of our common stock, our Company will be prohibited from pursuing the acquisition of target companies in the near future.

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


CAUTIONARY STATEMENTS AND RISK FACTORS

Limited Operating History; History of Losses and Accumulated Deficits
- ---------------------------------------------------------------------
While our Company has been in existence since 1969, its operations between 1975 and 1997 were limited to the exploration of acquisition opportunities. Bridge Technology Inc. and its subsidiaries have only been in operation since June 1, 1997. The ability of our Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products.

Need for Additional Financing
- -----------------------------
Based on its current operating plan, our Company anticipates that further capital will be required during the next twelve months to satisfy our Company's expected increased working capital requirements. Our Company is not seeking equity financing at this time; however in 2001 we expect to increase our bank credit line from $4,000,000 currently to $20,000,000. No assuance can be provided that we will be successful and if successful that the increased will be $20,000,000. The actual credit line could be far less. In the interim, our Company has borrowed on a short term basis $2,800,000 from Messrs. Winston Gu and James Djen, senior executives of our Company. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to our Company or its stockholders. If needed funds are not available, our Company may be required to curtail its operations, which could have a material adverse effect on our Company's business, operating results and financial condition.

Dependence on Key Personnel
- ---------------------------
Our Company's future performance will depend significantly upon its management. Our Company contemplates entering into 5 year employment contracts with the following Officers and Management who are members of our Company's Executive Steering Committee.

      Winston Gu, CEO of Bridge Technology, Inc.
      John T. Gauthier, CFO of Bridge Technology, Inc.
      John Harwer, President of Bridge Technology, Inc.
      James Djen, Managing Director of Bridge Technology, Inc.
      Hideki Watanabe, President of Newcorp Technology Ltd. Japan

In addition, our Company has demonstrated strong growth over the past four years, with this success is the absolute requirement to recruit competent additions to management. Failure by our Company to retain and attract key personnel could have a material adverse effect on our Company's business, operating results, and financial condition.

Limited Proprietary Protection
- ------------------------------
Our Company's success and ability to compete is dependent in part upon it's proprietary technology. Several of our Company's proprietary technologies are not yet protected by any patents. However, our Company's President, Mr. Harwer, is reviewing the benefits of developing patent and/or Copyright applications for at least six of our Company's technological products. Our Company has protected certain products by registering their brand names with the US Copyright office. Therefore, to date our Company has relied primarily on trademark, trade secrets and Copyright laws to protect its technology. Also, our Company has implemented a policy that most senior and technical employees and third-party developers sign non-disclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently.

Ultimately, for financial and other reasons, our Company may be unable to enforce its rights under the intellectual property laws. In addition, the laws of certain countries in which our Company's products are or may be distributed may not protect our Company's products and intellectual property rights to the same extent as the laws of the United States.

Lack of Market Research or Marketing Organization
- -------------------------------------------------
Our Company has determined on its own that a market demand exists for our Company's contemplated business. Our Company does not utilize an outside marketing organization. Present management will market our Company's products and services on a division basis with the utilizing of sales representatives. Even if demand is identified for valued added computer peripheral products which may be in the development stage by our Company, there is no assurance our Company will be successful in marketing our products.

Regulation
- ----------
Our Company is subject to regulation under the Securities Exchange Act of 1934 Management believes that our Company will not also be subject to regulation under the Investment Company Act of 1940, as we are not be engaged in the business of investing or trading in securities. In the event our Company engages in business combinations which result in our Company holding passive investment interests in a number of entities, our Company could be subject to regulation under the Investment Company Act of 1940. In such event, our Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Our Company has obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject our Company to material adverse consequences.

Product Liability
- -----------------
Although our Company has not experienced any product liability claims to date, the sale and support of products by our Company may entail the risk of such claims, and there can be no assurance that our Company will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of use of our Company's products brought against our Company, or negative publicity attendant to any such claim, could have a material adverse effect upon our Company's business, operating results and financial condition. Our Company does not maintain product liability insurance.

Limitation of Liability and Indemnification
- -------------------------------------------
Our Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Nevada General Corporation Law ("Nevada Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that our Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law.

Our Company is required to indemnify such directors or executive officers against liabilities that arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Our Company has purchased director's and officer's liability insurance.
Nevada Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect of any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful.

Nevada Law does not permit a corporation to eliminate a director's duty of care, and the provisions of our Company's Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care. INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING
THE COMPANY PURSUANT TO THE FOREGOING PROVISION, OR OTHERWISE, THE COMPANY
HAS BEEN INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION SUCH INDEMNIFICATION IS AGAINST THE PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

ITEM 2. DESCRIPTION OF PROPERTY.

Our Company's corporate offices, and the offices of several subsidiaries are located in a 50,000 square feet free standing sublet facilities at 12601 Monarch Street, Garden Grove, CA 92841. In addition to the corporate offices, this facility houses manufacturing and warehouse operations for all business units except our power supplies subsidiary and foreign operatons. The lease is for 20 years at an average annual rent of $145,000 per year. In addition our Company leases a 30,000 square feet facility in Simi Valley, California where we conduct research and development and manufacturing of power supplies. The lease is for 10 years at an average annual rent $198,000 per year.

Manufacturing
- -------------
Our Company received and maintains the ISO 9002 certification to qualify as an approved vendor for major computer and computer peripheral manufacturers. Our Company also uses off-shore vendors to procure certain sub-assemblies, from which our Company then assembles the final products. Before shipment the products are inspected and tested to maintain the high quality and low return levels demanded by our Company's customers.


ITEM 3. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against our Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the security holders in the year 2000.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Company's Common Stock is traded in the over-the-counter market under the NASDAQ symbol BRDG. The following table sets forth the range of high and low closing prices in the NASDAQ Small Cap Market System for the Common Stock for the periods indicated, as reported by the National Quotation Bureau Incorporated. Prices represent actual reported sale prices.


                       Fiscal Years Ended December 31,

                                                     Price
                                               High         Low
        2000
          First Quarter ...................  $14.625       $9.75
          Second Quarter ..................  $ 9.25        $4.875
          Third Quarter ...................  $ 8.88        $5.50
          Fourth Quarter ..................  $ 7.50        $1.53125

        1999
          First Quarter ...................  ------        ------
          Second Quarter ..................  $ 4.125       $1.50
          Third Quarter ...................  $ 3.50        $1.3125
          Fourth Quarter ..................  $17.50        $2.00

Our Company had approximately 2,800 shareholders of record on March 31, 2001.

Dividend Policy and Restrictions on Dividend Payments
- -----------------------------------------------------
The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FINANCIAL CONDITION.


Results of Continuing Operations
- --------------------------------
The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to revenues from continuing operations, and the percentage change from period to period of these items:

                                          Years Ended December 31,
                         ----------------------------------------------
                                   2000           1999           1998
                         --------------  --------------  --------------
                                              (dollars in thousands)

Revenues................ $     120,919   $      34,272   $      28,738
Cost of sales  .........       108,834          27,962          23,233
                         --------------  --------------  --------------
Gross Profit............        12,085           6,310           5,505
Percentage ............            10%             18%             19%

Operating expenses......         9,766           5,355           5,736
                         --------------  --------------  --------------
Operating income........ $       2,319   $         955   $        (231)
                         ==============  ==============  ==============
Net income from continuing
  operations............ $       1,099   $         660   $        (305)
                         ==============  ==============  ==============

Percentage of Revenues
                                          Years Ended January 31,
                         ----------------------------------------------
                                   2000           1999           1998
                         --------------  --------------  --------------
Revenues ...................     100.0 %         100.0 %        100.0 %
Gross profit................      10.0            18.4           19.2
Operating income ...........       1.9             2.8           (0.8)
Interest, net...............       0.3             0.2            0.04
Income tax expense .........       0.5             1.1            0.3
Net income .................       0.9             1.9           (1.1)

Percentage Increase (Decrease)
                                       Years Ended January 31,
                                  ---------------------------------
                                    2000-1999           1999-1998
                                  -------------       -------------
Revenues ........................    252.8 %               19.3 %
Gross profit.....................     91.5                 14.6
Operating income ................    142.6                512.6
Interest, net....................    668.6                551.3
Income tax expense ..............     73.8                319.7
Net income ......................     66.4                314.6


Safe Harbor Statement
- ---------------------
Statements which are not historical facts, including statements about our Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, the results of financing efforts, the loss of any significant customers of any business, the effect of our Company's accounting policies, the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and, trade restrictions; the results of our Company's business plan and the impact on our Company of its relationship with its lenders.

Results of Operations for Years ended December 31, 1998 and 1999
- -----------------------------------------------------------------------
Net Sales increased 19.3% from $28.7 million in 1998 to $34.3 million in 1999. Products and services mix in 1999 has changed substantially in comparison to those in the prior year, due mainly to the revenue generated by Autec.

Gross Profit increased 4.6% from $5.5 million in 1999 to $6.3 million in 2000 principally as a result of augmented sales volume. Facing the competitive environment and declining prices, gross profit as a percentage of net sales decrease from 19.2 in 1998 to 14.6% in 2000.

Research and development expenses increased by approximately 5.4% from $322,000 in 1998 compared to $339,000 in 2000. The increase was attributed to on-going product development and enhancement of existing technologies.

Selling and administrative expenses decreased approximately 7.4% from $ 5.4 million in 1998 to $5.1 million in 1999. The decrease in selling, general and administrative expenses was attributed mainly to the cost-saving effort made by our Company to reduce all possible expenses.

Net income increased approximately 314.6% from a net loss of $308,000 in 1998 to a net income of $661,000 in 1999. The increase in net income was attributed to the increase in revenue in Autec and Bridge R&D from which the sale revenue generated a relative higher gross margin.

Results of Operations for Years ended December 31, 1999 and 2000
- -----------------------------------------------------------------------
Net Sales increased 253% from $34.3 million in 1999 to $120.9 million in 2000. Products and services mix in 2000 has changed substantially in comparison to those in the prior year, due mainly to the revenue of approximately $70 million generated by CMS, which is an authorized IBM products distributor in Asia.

Gross Profit increased 92% from $6,3 million in 1999 to $12.1 million in 2000 principally as a result of augmented sales volume. Facing the competitive environment and declining prices, gross profit as a percentage of net sales decrease from 14.6% in 1999 to 10% in 2000. The gross margin in CMS was relative low comparing to the gross margins in other subsidiaries.

Research and development expenses increased by approximately 103% from $339,000 in 1999 compared to $689,000 in 2000. The increase was attributed to on-going product development and enhancement of existing technologies.

Selling and administrative expenses increased approximately 81% from $5.1 million in 1999 to $9.1 million in 2000. The increase in selling, general and administrative expenses was attributed mainly to the expansion of business activities in Asia and the United States.

Net income increased approximately 66% from $661,000 in 1999 to $1.1 million in 2000. The increase in net income was attributed to the net income generated by Autec and CMS in 2000.

Liquidity and Capital Resources
- -------------------------------
Since current management acquired control of our Company in early 1997, our Company has financed its operations with internal generated cash with the private placement of its securities and with loans from principals of our Company.

Comparison between 1998 and 1999
- --------------------------------
The Company's capital requirements have been, and will continue to be, significant. At December 31, 1999, the Company had a working capital surplus of $5,353,306 and cash and cash equivalents of $2,900,029 compared to a working capital surplus of $3,710,978 and cash and cash equivalents of $2,115,727 at December 31, 1998. Since inception, the Company has satisfied its working capital requirements through revenues generated from operation, the issuance of equity and debt securities, and loans from banking institutions.

Net cash provided in operating activities in the twelve months ended December 31, 1999 was $391,263, as compared to net cash used of $850,593 in the twelve months ended December 31, 1998 the difference is mainly due to net income and changes in other operating activities.

Net cash used in investing activities in the twelve months ended December 31, 1999 was $621,860 essentially for the purchase of fixed assets and purchase of intangibles, as compared to $314,162 for the purchase of fixed assets in twelve months ended December 31, 1998.

Net cash provided by financing activities in the twelve months ended December 31, 1999 was $1,041,104 as compared to $1,813,992 provided by financing Company's activities in the twelve months ended December 31, 1998. This reflects the cash provided from the issuance of the Company's stock in several private placements to accredited investors.

The Company has obtained approval from the Board of Directors to invest $250,000 in Pacific Bridge Net Inc., a Nevada subsidiary of the Company whose mission is to design, develop, manufacture, deploy infrastructure systems in Asia through Joint Ventures and to sell wireless infrastructure operating equipment to third parties. $200,000 was actually invested by the Company and $50,000 was invested by a strategic alliance partner, Worldwide Wireless Internet additional funding of at least $1,000,000 will be required in 2000.

Comparison between 1999 and 2000
- --------------------------------
Our Company's capital requirements have been, and will continue to be, significant. At December 31, 2000, our Company had a working capital surplus of $6,932,287 and cash and cash equivalents of $4,870,836 compared to a working capital surplus of $5,353,306 and cash and cash equivalents of $2,900,029 at December 31, 1999. Since inception, our Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity securities, loans from banking institutions and principals of our Company.

Net cash used in operating activities in the twelve months ended December 31, 2000 was $4.4 million, as compared to net cash provided of $681,000 in the twelve months ended December 31, 1999. The difference was mainly due to the cash decrease in accounts receivable and inventory and cash increase in accounts payable.

Net cash used in investing activities in the twelve months ended December 31, 2000 was approximately $5.0 million, as compared to $662,000 in twelve months ended December 31, 1999. The main reason for the increase in cash used in investing activities was the net cash of $5.3 million used for acquiring 60% equity interest in CMS for $6.0 million.

Net cash provided by financing activities in the twelve months ended December 31, 2000 was $11.4 million as compared to $791,000 provided by financing activities in the twelve months ended December 31, 1999. The main factor for the increase in cash provided by financing activities was the net increase of $5.8 million from lines of credit obtained in the United States and in Hong Kong and the cash of $4.2 million injected as capital by the ex-shareholders in CMS before the acquisition took place.

We believe that our Company can accommodate the fund needs from the growth of business with internally generated cash flow and increased credit facilities from one or more banking institutions. However, there can be no assurances that an additional credit will be obtained. The absence of an increased credit line is sure to stymie our Company's growth plans.


Effects of Fluctuation in Foreign Exchange Rates
- ------------------------------------------------
Our Company continues to buy products and services from foreign suppliers. Our Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. However, there is continuous risk in market demand fluctutations with CMS Technology's operations in China and Newcorp Technology's operations in Japan. To date the risk has been minimal.

Fluctuation in Quarterly Results
- --------------------------------
Quarterly results may be adversely affected in the future by a variety of factors, including the possible costs of obtaining capital, as well as the initial costs associated with the release of new products and promotions taking place within the quarter. Our Company plans to continue to fund research and development and its expanded patent work with cash generated from internal operations. To the extent that such expenses preceed, or are not subsequently followed by, increased revenues, our Company's business, operating results and financial condition will be adversely affected.

Recent Accounting Pronouncements
- --------------------------------
Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, our Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, our Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
- -----------------------------------------------------------
Bridge Technology, Inc. develops products in the United States and Japan and sells primarily in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our Company's products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make our Company's products less competitive in foreign markets.

SELECTED FINANCIAL DATA
- -----------------------
The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of our Company, which have been restated to reflect the Autec Power
Systems, Inc., and PTI Enclosures, Inc. acquisitions and the related accounting treatment (See note 1 of notes to consolidated financial statements). The balance sheet data includes the accounts of PTI Enclosures, Inc. as of December 31, 1999, and 2000; Autec Power Systems, Inc. as of December 31, 1999 and 2000; and CMS Technology Limited, Hong Kong as of December 31, 2000. Operating results and per share data for the years ended December 31, 1998, 1999, and 2000 include the results for PTI Enclosures, Inc. and Autec Power Systems, Inc., and December 31, 2000 includes the operating results of CMS Technology Limited, Hong Kong. Consolidated balance sheets at December 31, 1999 and 2000 and consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1998, 1999 and 2000, together with the related notes and the report of BDO Seidman, LLP, independent certified public accountants, are included elsewhere herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                             Selected Financial Data
                (Figures in thousands, except per share amounts)


                                          Years Ended January 31,
                             ----------------------------------------------
                                   2000           1999           1998
                             --------------  --------------  --------------
Revenues:
  Manufacturing ............ $      28,137   $      22,188   $      21,102
  Channel Distribution .....        92,782          12,084           7,636
                             --------------  --------------  --------------
                                   120,919          34,272          28,738
                             --------------  --------------  --------------
Cost of Sales:
  Manufacturing ............        20,441          17,957          18,449
  Channel Distribution .....        88,393          10,005           4,784
                             --------------  --------------  --------------
                                   108,834          27,962          23,233
                             --------------  --------------  --------------

Gross profit ...............        12,085           6,310           5,505

Selling, general and
  administrative costs .....         9,077           5,016           5,415
R & D expense ..............           689             339             322
                             --------------  --------------  --------------
Operating income ...........         2,319             956            (232)
Interest income, net .......          (391)             69              11
Minority interest in earning          (233)             11               2
                             --------------  --------------  --------------
Income before income taxes .         1,731           1,024            (219)
Income tax expense .........           632             363              87
                             --------------  --------------  --------------
Net income from continuing
  operations ...............         1,099             660            (306)
                             --------------  --------------  --------------
Preferred stock dividend ...             -               -               2

Net Income ................. $       1,099   $         660   $        (308)
                             ==============  ==============  ==============

Earnings per share:
  Basic .................... $        0.10   $        0.07  $        (0.04)
                             ==============  ==============  ==============
  Diluted .................. $        0.10   $        0.06  $        (0.04)
                             ==============  ==============  ==============

Basic weighted average
  Number of common shares
  outstanding ..                11,254,022      10,581,406       8,183,487
                             ==============  ==============  ==============

Dividends declared per share          None             None           None

                           Selected Financial Data
                                 (in thousands)

                                               December 31,
                             ----------------------------------------------
                                   2000           1999           1998
                             --------------  --------------  --------------
Working capital ............ $       6,932   $       5,353   $       3,711
Total assets ...............        44,722          13,283          12,197
Borrowings under bank line
  of credit.................         6,000              98             572
Long-term debt, including
  current maturities........           777             878             776
Stockholder's equity........         9,497           5,766           3,782

ITEM 7.  FINANCIAL STATEMENTS.


                 Bridge Technology, Inc. and Subsidiaries



                         _______________________




                   Consolidated Financial Statements

          For the Years Ended December 31, 1998, 1999 and 2000


                        _______________________

          Bridge Technology, Inc. and Subsidiaries
        Index to Consolidated Financial Statements



Independent Auditor's Report                                  F-2

Consolidated Financial Statements
        Balance Sheets                                        F-3
        Statements of Operations and Comprehensive Loss       F-4
        Statements of Shareholders' Equity                    F-5
        Statements of Cash Flows                              F-6
        Summary of Accounting Policies                        F-9
        Notes to Financial Statements                         F-15
        Schedule II                                           F-30

        Independent Auditor's Report



The Shareholders of
Bridge Technology, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Bridge Technology, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of three the years in the period ended December 31, 2000. We have also audited the schedules listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Technology, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.




Los Angeles, California
March 14, 2001


                      BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                ----------------------------
                                                    1999            2000
                                                ------------    ------------
Assets (Note 4)
Current assets:
  Cash                                          $ 2,900,029     $ 4,870,836
  Accounts receivable less allowance for
    doubtful accounts of $112,911 and
    $465,656 (Note 11)                            5,793,882      17,666,626
  Subscription receivable (Note 9)                   75,000               -
  Advances to employees                               1,200          42,898
  Other receivables                                  39,082       1,057,217
  Inventory, less provision of $168,101 and
    $619,504 (Note 1)                             3,157,433      16,991,615
  Due from related party (Note 8)                    28,107          21,932
  Other current assets                              110,284         219,192
                                                ------------    ------------
Total current assets                             12,105,017      40,870,316

Property and equipment, net (Note 2, 5 and 8)       801,881         716,384

Goodwill, net of amortization of $598,210
  (Note 6)                                                -       2,586,324
Purchased intangibles (Note 9)                      200,000         190,000
Deferred income tax (Note 3)                         70,750          63,201
Investments                                          39,998         229,862
Other assets                                         65,910          66,834
                                                ------------    ------------
Total assets                                   $ 13,533,556    $ 44,722,921
                                                ============    ============


Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 4)                       $     97,905    $  6,000,000
  Current portion of long term debt (Note 5)        150,155         155,980
  Accounts payable, net of accrued rebates
    and credits of $0 and $860,580                5,289,936      23,180,434
  Accrued taxes payable                             307,804         537,241
  Deferred income tax (Note 3)                            -          26,425
  Accrued liabilities                               905,911       1,148,870
  Shareholder loan, including interest (Note 6)           -       2,888,919
                                                ------------   -------------
Total current liabilities                         6,751,711      33,938,029

Long term debt, less current portion (Note 6)       727,643         621,023
                                                ------------   -------------
Total liabilities                                 7,479,354      34,559,052
                                                ------------   -------------

Minority interest                                    38,552         667,224

Commitments and Contingencies (Note 6)

Shareholders' equity (Notes 9 and 10):
  Convertible, cumulative and redeemable
    preferred stock, $1 stated value per share,
    500 shares authorized, none outstanding               -               -
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares, 10,442,186
    shares and 10,863,186 shares outstanding at
    December 31, 1999 and 2000                      104,422         108,632
  Additional paid-in capital                      6,721,852       9,308,139
  Related party receivable (Note 8)                (250,000)       (225,000)
  Treasury stock, 1,000 shares at cost               (2,000)         (2,000)
  Retained earnings (accumulated deficit)          (744,415)        354,745
  Accumulated other comprehensive loss              (64,209)        (47,871)
                                                ------------    ------------
Total shareholders' equity                        5,765,650       9,496,645
                                                ------------    ------------

Total liabilities and shareholders' equity     $ 13,283,556    $ 44,722,921
                                                ============    ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE INCOME (LOSS)

                                          Year ended December 31,
                                -------------------------------------------
                                    1998           1999            2000
                                ------------   ------------   -------------
Net sales (Note 11)            $  28,738,213  $  34,272,187  $  120,918,774

Cost of sales                     23,233,168     27,961,504     108,833,687
                                ------------   ------------   -------------
Gross profit                       5,505,045      6,310,683      12,085,087

Research and development             322,016        339,380         689,056
  expenses

Selling, general and
  administrative expenses          5,414,702      5,015,522       9,077,087
                                ------------   ------------   -------------
Income (loss) from operations       (231,673)       955,781       2,318,944

Other income (expense):
  Interest, net                      (10,552)       (68,724)        390,757
  Other                               (2,034)        11,949          35,958
                                ------------   ------------   -------------

Minority interest in net loss
  (income) of subsidiaries                 -         11,448        (233,428)

Income (loss) before
  income taxes                      (219,087)     1,024,004       1,730,717

Income taxes (Note 3)                 86,559        363,283         631,557
                                ------------   ------------   -------------

Net income (loss)                   (305,646)       660,721       1,099,160

Preferred stock dividends              2,250              -               -
                                ------------   ------------   -------------
Net income (loss) applicable
  to common shares             $    (307,896) $     660,721  $    1,099,160
                                ============   ============   =============

Basic weighted average number
  of common stock outstanding      8,813,487      9,800,665      10,703,929
                                ============   ============   =============

Basic income (loss) per share  $       (0.04) $        0.07  $         0.10
                                ============   ============   =============

Diluted weighted average number
  of common stock outstanding      8,813,487     10,581,406      11,254,022
                                ============   ============   =============

Diluted income (loss) per
  share                        $       (0.04) $        0.06  $         0.10
                                ============   ============   =============

Comprehensive loss and its
  components consist of the
  following:

Net income (loss)              $   (305,646)  $     660,721  $    1,099,160

Foreign currency translation
  adjustment                        (34,569)        (26,197)        (16,338)
                                ------------   ------------   -------------

Comprehensive income (loss)    $   (340,215)  $     634,524  $    1,115,498
                                ===========    ============   =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                         (SEE NOTES 9 AND 10)

                                                                                                         ACCUMULATED
                     PREFERRED STOCK     COMMON STOCK      ADDITIONAL               STOCK                OTHER
                     ---------------  -------------------  PAID-IN     ACCUMULATED  SUBSCRI-   TREASURY  COMPREHEN-
                     SHARES  AMOUNT     SHARES    AMOUNT   CAPITAL     DEFICIT      PTION      STOCK     SIVE LOSS   TOTAL
                     ------ --------  --------- --------- ------------ ----------- ----------- --------  ----------- ------------
BALANCE, January 1,   500   50,000  6,247,186     62,472  3,692,910  (1,097,240)   1,213,630        -      (3,443)    3,918,329
  1998

  Subscription            -        -  2,300,000     23,000  1,127,000           -   (1,150,000)       -           -             -
    collection

  Subscription            -        -          -          -     63,630           -      (63,630)       -           -             -
    collection

  Issuance of common      -        -    250,000      2,500    122,500           -            -        -           -       125,000
    stock

  Conversion of        (500) (50,000)   100,000      1,000     49,000           -            -        -           -             -
    preferred stock

  Stock subscribed        -        -          -          -          -           -       25,000        -           -        25,000

  Additional paid-in      -        -          -          -     55,928           -            -        -           -        55,928
    capital

  Net loss                -        -          -          -          -    (305,646)           -        -           -      (305,646)

  Dividends paid          -        -          -          -          -      (2,250)           -        -           -        (2,250)

  Translation             -        -          -          -          -           -            -        -     (34,569)      (34,569)
    adjustment
                     ------ --------  --------- ---------- ----------- ----------- ----------- --------  ----------- ------------

BALANCE, December 31,     -        -  8,897,186     88,972  5,110,968  (1,405,136)      25,000        -     (38,012)    3,781,792
  1998

  Stock issued for        -        -     50,000        500     24,500           -      (25,000)       -           -             -
    stock subscribed
    in prior year

  Forgiveness of loan     -        -          -          -    100,000           -            -        -           -       100,000
    payable to share-
    holders in PTI

  Warrants exercised      -        -     75,000        750     74,250           -            -        -           -        75,000

  Stock repurchase        -        -          -          -          -           -            -   (2,000)          -        (2,000)
    Autec

  Issuance of common      -        -    600,000      6,000    444,000           -            -        -           -       450,000
    stock

  Issuance of common      -        -    700,000      7,000    693,000           -            -        -           -       700,000
    stock

  Issuance of common      -        -    120,000      1,200    238,800           -            -        -           -       240,000
    stock

  Non-employee compen-    -        -          -          -     34,500           -            -        -           -        34,500
    sation due to war-
    rants issued

  Warrants issued for     -        -          -          -      1,834           -            -        -           -         1,834
    public relationship
    service

  Notes receivable from   -        -          -          -          -           -     (250,000)       -           -      (250,000)
    shareholder

  Net income              -        -          -          -          -     660,721            -        -           -       660,721

  Translation             -        -          -          -          -           -            -        -     (26,197)      (26,197)
    adjustment
                     ------ -------- ---------- ---------- ----------- ----------- ------------ --------  ---------- ------------
BALANCE, DECEMBER 31,     -        - 10,442,186    104,422  6,721,852    (744,415)    (250,000)  (2,000)    (64,209)    3,765,650
  1999

  Warrants issue for      -        -          -          -      3,666           -            -        -           -         3,666
    public relation-
    ship service

  Warrants exercised      -        -     10,000        100     34,900           -            -        -           -        35,000

  Warrants exercised      -        -      1,000         10      1,740           -            -        -           -         1,750

  Issuance of common      -        -     40,000        400    189,600           -            -        -           -       190,000
    stock

  Issuance of common      -        -    360,000      3,600  2,336,400           -            -        -           -     2,340,000
    stock (Note 6)

  Warrants exercised      -        -     10,000        100     17,400           -            -        -           -        17,500

  Non-employee comp-      -        -          -          -      2,581           -            -        -           -         2,581
    ensation due to
    warrants issued

  Repayments of share-    -        -          -          -          -           -       25,000        -           -        25,000
    holder notes
    receivable

  Net income              -        -          -          -          -   1,099,160            -        -           -     1,099,160

  Translation             -        -          -          -          -           -            -        -      16,338        16,338
    adjustment
                     ------ -------- ---------- ---------- ---------- ----------- ------------ -------- ----------- -------------
BALANCE, DECEMBER 31,     - $      - 10,863,186 $  108,632 $9,308,139 $   354,745 $   (225,000)$ (2,000) $  (47,871) $  9,496,645
  2000               ====== ======== ========== ========== ========== =========== ============ ======== =========== =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                Years ended December 31,
                                         ------------------------------------
                                             1998        1999        2000
                                         ----------- ------------ -----------
Cash flows from operating activities
  Net (loss) income                      $ (305,646) $  660,721   $ 1,099,160
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization           188,256     162,825      857,904
     Provision for doubtful accounts          74,184       6,413      382,693
     Provision for slow moving inventory     (17,074)    (40,764)     451,403
     (Gain)/loss on disposal of fixed
       assets                                 61,394           -       (1,016)
     Write-off on intangible                       -           -       50,000
     Stock issued in exchange for services     5,928      36,334        6,247
     Deferred taxes                                -           -      (69,026)
     Minority interest                             -      38,522      233,428
     Changes in operating assets; and
      liabilities, net of business
      acquired
       Trade receivables                  (2,210,117)     91,794   (7,961,928)
       Inventory                             588,274    (179,371)  (3,311,272)
       Other receivables                      53,998      25,940     (952,672)
       Advances to employees                 (27,500)     26,300      (41,698)
       Prepaid and other assets             (123,716)    156,982     (108,908)
       Other assets                         (249,679)    171,709         (922)
       Accounts payable                      (23,752)   (129,265)   4,668,423
       Accrued liabilities                 1,074,028    (571,434)     (98,573)
       Income taxes payable                   60,829     229,859      229,597
       Due from related party                      -      (5,304)       6,175
       Interest payable                            -           -       88,919
                                          ----------  ----------  -----------
Net cash provided by (used in) operating
  activities                                (850,593)    681,261   (4,472,006)
                                          -----------  ----------  -----------

Cash flows from investing activities
  Purchase of property, plant and equipment (321,462)   (421,866)    (135,620)
  Purchased intangibles                            -    (200,000)           -
  Proceeds from disposal of fixed assets       7,300           -       34,891
  Investment in affiliate                          -     (39,998)     (39,866)
  Acquisition of CMS, net of cash acquired         -           -   (5,293,164)
  Repayment from (advance to) shareholder          -           -      449,872
                                           ----------  ----------  -----------
Net cash used in investing activities       (314,162)   (661,864)  (4,983,887)
                                           ----------  ----------  -----------

                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Years ended December 31,
                                          ------------------------------------
                                             1998        1999         2000
                                          ----------- ------------ -----------
Cash flows from financing activities
  Proceeds from loans payable                557,499     102,768      130,680
  Repayments on loans payable                (74,578)   (474,664)     (81,320)
  Proceeds from issuance of common stock   1,275,000   1,390,000            -
  Repayment on related party payable         (55,309)          -            -
  Notes payable, net                               -           -    5,761,322
  Proceeds from shareholder loans                  -           -   16,691,766
  Repayments on shareholder loans                  -           -  (15,489,413)
  Related party receivable                         -    (250,000)      25,000
  Repayment from (advance to) shareholder          -           -      449,872
  Proceeds from exercise of warrants               -           -       54,250
  Proceeds from issuance of common stock
    in PTI                                   113,630           -            -
  Stock subscription collected                     -      25,000       75,000
  Stock subscription collected in CMS              -           -    4,241,645
  Stock repurchase                                 -      (2,000)           -
  Dividends paid                              (2,250)          -            -
                                           ----------  ----------  -----------
Net cash provided by financing activities  1,813,992     791,104   11,408,930
                                           ----------  ----------  -----------

Effect of exchange rate changes on cash      (33,294)    (26,199)      17,830
                                           ----------  ----------  -----------

Net increase in cash and cash equivalents    615,943     784,302    1,970,807

Cash and cash equivalents, beginning of
  year                                     1,499,784   2,115,727    2,900,029
                                           ----------  ----------   ----------
Cash and cash equivalents, end of year    $2,115,727  $2,900,029   $4,870,836
                                           ==========  ==========   ==========
Cash paid during the year for:
  Interest                                $   32,808  $   44,216   $  393,303
  Income taxes                                19,459      51,376      401,960
                                           ----------  ----------   ----------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Supplemental disclosure of non-cash activities:
- -----------------------------------------------
PTI issued 11,856 shares of common stock in December 1998 in exchange for consulting services provided by one of the Company's minority shareholders at $0.50 per share.

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

In 1999, the Company cancelled a note of $100,000 payable to a shareholder in accordance with the terms contained in the promissory note. The term states that if the Company became a public reporting company before December 1, 2000, the shareholder would forgive this note of $100,000 payable to him. Accordingly, the Company recognized the forgiveness of note of $100,000 payable to the shareholder as a part of additional paid in capital.

In October 1999, the Company granted 310,000 stock warrants to key employees, all officers and directors. Accordingly, a non-employee director compensation cost of $34,500 was recognized and included in general and administrative expenses for 1999.

In May 2000, the Company acquired five patents, including design and tooling from an unrelated entry for $190,000, in exchange for 40,000 shares of common stock at market price of $4.75 per share.

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

                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                    SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation
- ---------------------
Bridge Technology, Inc. (the Company) was incorporated under the laws of the State of Nevada on April 15, 1969. Starting from April 1997, the Company registered to do business in the State of California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators. The Company started to enter into wireless internet business in 1999.

The Company has the following subsidiaries:

                                     Ownership
                                     ---------
 Bridge R&D, Inc.                      100%  Established on June 1, 1997
 Newcorp Technology Limited (in Japan) 100%  Merged on November 1, 1997
 PTI Enclosures, Inc.                  100%  Merged on December 14, 1998
 Newcorp Technologies, Inc. (USA)      100%  Established on March 23, 1999
 Pacific Bridge Net, Inc.               80%  Established on August 16, 1999
 Autec Power System, Inc.              100%  Merged on December 1, 1999
 CMS Technology Ltd.                    90%  Acquired on January 3, 2000 (60%)
                                             Acquired on May 15, 2000 (30%)

On December 14, 1998, the Company issued 1,926,696 shares of its common stock in exchange for 100% equity interest of PTI Enclosures, Inc. (PTI), a computer enclosures entity incorporated in the State of California, via a stock swap transaction. The terms of this transaction were: (1) one share of common stock of the Company was exchanged for one share of common stock of PTI and (2) one common stock warrant of the Company was exchanged for one common stock warrant of PTI a total of 285,000 common stock warrants without changing the exercise price.

This stock swap transaction was accounted for as a pooling of interests. Consequently, the consolidated financial statements report the consolidated financial position, results of operations, changes in shareholders' equity, and cash flows of the Company as if the two entities had been combined for all years presented.

On August 16, 1999, our Company formed a subsidiary, Pacific Bridge Net, Inc. ("PBN") incorporated in the State of California with a strategic alliance partner, Worldwide Wireless Networks, Inc. ("WWWN"). The initial capital of $250,000 was contributed 80% by the Company and 20% by WWWN. PBN acquired know how and technology from WWWN for $50,000, including specifications to design, patent, manufacture, and sell for certain wireless infrastructure equipment.

On December 1999 the Company committed to issue 2,763,250 shares of its common stock in exchange for 100% equity interest in Autec Power System, Inc. ("Autec"), via a stock swap transaction. Autec is an entity incorporated in the State of California and engaged in the design, sale and servicing of switching power supplies. The terms of the transaction were: one share of common stock in the Company was exchanged for two shares of common stock in Autec.
                            F-9

This stock swap transaction was accounted for as a pooling of interest. Consequently, the consolidated financial statements report the consolidated financial position, results of operations, changes in shareholders' equity, and cash flows of the Company as if the two entities had been combined for all years presented.

During 2000, the Company acquired 90% equity interest in CMS Technology Limited (CMS), a company incorporated under the laws of the Hong Kong Special Administrative Region, through two transactions which were accounted for under the purchase method of accounting (Note 6).

Basis of Accounting
- -------------------
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars.

Cash and Cash Equivalents
- -------------------------
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk
- ----------------------------------------------------
During the normal course of business, the Company extends unsecured credit to its customers who are located in various geographical areas. Typically credit terms require payment made within 30 days of the sale.
The Company regularly evaluates and monitors the credit worthiness of each customer on a case by case basis. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company does not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

Inventories
- -----------
Inventories consist principally of microcomputer component parts and are stated at the lower of cost (first-in, first-out) or market.

Foreign Currency Translation and Transactions
- ---------------------------------------------
The financial position and results of operations of the Company's foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

Property, Plant and Equipment
- -----------------------------
Property, plant and equipment are stated at cost. Depreciation and amortization are computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:

                                              Estimated Useful
                                              Life (in Years)
                                              ------------------
    Computer equipment                               4-5
    Furniture, fixtures and equipment                4-7
    Vehicles                                         5-6
    Leasehold improvements                           4-20

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in statement of operations.

Intangible Assets
- -----------------
In 1999, the Company entered into an agreement with a Japanese company to distribute DVD related products principally for the People's Republic of China for market 10 years. The Company paid $150,000 for the distribution right. During the last quarter of 2000, a former director of the Company established a separate entity incorporated in Japan and specializing in DVD technology. The Company exchanged the distribution right for approximately 8% interest in that Japanese company. Consequently, the intangible asset was reclassified as investments.

In 1999, the Company entered into agreement with a strategic partner to develop wireless internet equipment and purchased technology from this strategic partner for $50,000. In the last quarter of 2000, management of the Company determined that the technical know-how was impaired. Consequently, the intangible asset was written off as of December 31, 2000.

Accounting for the Impairment of Long-lived Assets and for the Long-lived Assets to be Disposed Of
- -------------------------------------------------------------------------
Statement of the Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of" (SFAS 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company reviews such assets for possible impairment whenever circumstances indicate that the carrying amount may not be recoverable. To the extent the carrying value of the asset exceeds its fair value, which is determined using discounted cash flows, a write down to fair value is made.

Investments
- -----------
The Company has made investments in other entities in various industries for which its investment represents less than 20% of the voting stock of the investee and for which the Company does not otherwise exert significant influence. The Company accounts for these investments under the cost method and periodically reviews its investments to determine that the cost does not exceed the fair value of the investment.

Revenue Recognition and SAB 101
- -------------------------------
The Company recognizes revenue when the risk of loss for the product sold passes to the customer and any right of return can be quantified, which is generally when goods are shipped.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB No. 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB No. 101 did not have a material affect on the Company's financial results.

Research and Development Expense
- --------------------------------
Research and development expenses are expensed when incurred. The Company incurred research and development expenses of $322,016, $339,380 and $689,056 in 1998, 1999 and 2000.

Fair Value of Financial Instruments
- -----------------------------------
The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's lines of credit and notes payable approximate fair value because the interest rates on these instruments are subject to change with market interest rate.

Use of Estimates
- ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts and the deferred income tax asset allowance. Actual results could differ from those estimates.

Income Taxes
- ------------
The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Earnings (Loss) Per Share
- -------------------------
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The statement replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no diluted and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share.
                             F-12

Stock-based Compensation
- ------------------------
Statements of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a Company acquires goods or services from nonemployees in exchange for equity instruments. SFAS No. 123 also gives the option, for employees only, to account for stock-based compensations, utilizing the intrinsic method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB No. 25 and not the fair value method established by SFAS No. 123.

As required by SFAS No. 123, the Company has disclosed in Note 10 the pro forma effect of stock-based employee compensation at the grant date based on the fair value method. The fair value of the stock-based award is determined using a pricing model at grant date or other measurement date.

In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN No. 44 clarifies the application of APB Opinion
No. 25 for (a) the definition of employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effectively July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2001. The adoption of FIN No. 44 did not have a material effect on the Company's financial results.

Comprehensive Income (Loss)
- ---------------------------
The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

New Accounting Pronouncements Not Adopted Yet
- ---------------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

- ---------------------------------------------------------
Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Reclassifications
- -----------------
Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 2000 presentation.

                       BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Inventory

Inventory consists of:

                                                          December 31,
                                               ----------------------------
                                                    1999          2000
                                               ------------   -------------
Service parts                                  $  1,575,435    $  1,505,715
Work in progress                                    624,820         558,406
Finish goods                                      1,125,279      15,546,998
Allowance for slow moving items                    (168,101)       (619,504)
                                               -------------   -------------
                                               $  3,157,433    $ 16,991,615
                                               =============   =============

Note 2.  Property, Plant and Equipment

Property, plant and equipment consists of:

                                                         December 31,
                                              -------------------------------
                                                    1999            2000
                                              --------------   --------------
Furniture, fixtures and equipment             $     324,337    $    730,967
Vehicles                                            158,697         100,748
Computer equipment                                  358,971         179,961
Leasehold improvements                              537,159         567,700
                                              --------------   --------------
                                                  1,379,164       1,579,376
Accumulated depreciation and amortization          (577,283)       (862,992)
                                              --------------   --------------
Property, plant and equipment, net             $    801,881    $    716,384
                                              ==============   ==============

Note 3.  Income Taxes

The income tax provision is as follows:

                                         Years ended December 31,
                            ------------------------------------------------
                                1998               1999             2000
                            -------------    --------------    -------------
Current
 Domestic
  Federal                   $      64,400     $     362,671     $    294,677
  State                            21,500                 -          103,889
 Foreign
  Japan                               659               612              592
  Hong Kong                             -                 -          308,974
                             ------------      ------------      -----------
Total current                      86,559           363,283          708,132
                             ------------      ------------      -----------
Deferred
 Domestic
  Federal                               -                 -                -
  State                                 -                 -                -
 Foreign
  Japan                                 -                 -                -
  Hong Kong                             -                 -          (76,575)
                             ------------      ------------      -----------
Total deferred                          -                 -          (76,575)
                             ------------      ------------      -----------
Total                       $      86,559     $     363,283     $    631,557
                             ============      ============      ===========
                             F-15

The difference between the effective income tax rate and the expected federal statutory rate is as follows:

                                           Years ended December 31,
                                          --------------------------
                                           1998      1999      2000
                                          ------    ------    ------
Federal statutory rate                    (34.0)%    34.0 %    34.0 %
State taxes, net of federal benefit        (6.0)      6.0       6.0
Subsidiary income not offset by NOL        37.4        -         -
Changes in valuation allowance             40.0      (2.0)     (5.2)
Impact from permanent differences           2.6      (2.0)     15.0
Foreign subsidiaries rate reduction           -         -     (16.2)
Other                                         -         -       2.9
                                          ------    ------    ------
Effective income tax rate                  40.0 %    36.0 %    36.5 %
                                          ======    ======    ======


Net deferred tax assets consist of the following:

                                                   December 31,
                                                 ----------------------
                                                    1999        2000
                                                 ----------  ----------
Domestic (U.S.)
  Accrued bonus                                  $       -   $  14,000
  Audit service accrual                                  -      14,000
  State taxes                                            -      37,421
  Accumulated depreciation                           5,145      65,175
  Provision for bad debts                           41,823     122,663
  Accrued vacation                                  34,801      49,091
  Reserve for obsolete inventory                    73,251      23,020
  Net operating loss carryforward                  207,876       5,539
  Valuation allowance                             (362,896)   (330,909)
                                                  ---------   ---------

Net deferred tax assets                                  -           -

Foreign (Japan)
  Net operating loss carryforward                  222,787     157,191
  Valuation allowance                             (152,037)    (93,990)
                                                  ---------   ---------
                                                    70,750      63,201
Foreign (Hong Kong)
  Accrued rebates                                        -    (137,693)
  Provision for bad debts                                -      24,964
  Reserve for obsolete inventory                         -      89,913
  Depreciation and amortization                          -      (3,609)
                                                  ---------   ---------
                                                         -     (26,425)
                                                  ---------   ---------
Net deferred tax assets                          $  70,750   $  36,776
                                                  =========   =========

                             F-16

A valuation allowance has been provided at December 31, 1999 and 2000 for that portion of net deferred tax assets which management cannot determine, with reasonable certainty, that the benefit will be realized.

One of the subsidiaries of the Company has net operating loss carryforwards which are separate return year losses in the amount of approximately $16,000, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryforward is subject to an annual limitation which does not appear to be significant.

Note 4.  Bank Loans

At December 31, 1999, the Japan subsidiary has outstanding balance of approximately US$97,000 from a commercial bank at interest approximately 2.07% per annum, which was guaranteed by a former director of the Japanese subsidiary. During 2000, the outstanding balance was fully paid off.

During the year ended December 31, 1999, Autec had a $1,300,000 revolving line of credit with a bank that was secured by substantially all of Autec's assets except inventories and was guaranteed by certain shareholders of the Company. The line beared an interest at the Bank's prime rate. At December 31, 1999, there were no borrowings outstanding under the line. Autec terminated its credit line on February 14, 2000.

During the year ended December 31, 1999, Autec had a $300,000 equipment purchase line of credit with a bank that was secured by the equipment purchased by Autec and was guaranteed by certain shareholders of the Company. The line incurred an interest at the Bank's prime rate. At December 31, 1999, there were no borrowings outstanding under the line. Autec terminated its credit line on February 14, 2000.

In 2000, the Company obtained a revolving line of credit from a commercial bank with an aggregate amount of principal not to exceed $4,000,000. Advances bear interest at the prime rate (9.5% at December 31, 2000). The outstanding balance at December 31, 2000 was $4,000,000. Repayment is in the form of a promissory note which stipulates that all outstanding interest and principal is payable by no later than June 30, 2001. The revolving line of credit is subject to certain restrictive covenants and is collateralized by substantially all of the assets located in the US.
As of December 31, 2000, the Company was not in compliance with the current ratio covenant, for which a waiver has not been otained.

During 2000, the Hong Kong based subsidiary obtained a revolving line of credit, with the maximum borrowing not to exceed US$2 million, from its main vendor to finance the product purchases. The line is available to the subsidiary for one year, expiring September 26, 2001. The line is secured by all the Company's receivable and credit balances placed with financial institutions together with first floating charge against certain assets, undertakings and rights as prescribed under the loan agreement. At
December 31, 2000, the outstanding balance was US$2 million and the borrowing rate was prime (9.5% at December 31, 2000) plus 2%, not to be less than 9%.

Note 5.  Long Term Debt

                                                        December 31,
                                                 ---------------------------
                                                     1999           2000
                                                 ------------   ------------
Note payable with a foreign (Japan) bank,         $   76,777     $  132,815
  monthly payment of $1,625 including
  interest of 2.075%, due November 2003.
  Guaranteed by government Guarantee Association

Note payable with a foreign (Japan) bank,            329,274        220,990
  monthly payment of $6,824 including
  interest of 2.375%, due May 2004.
  Guaranteed by government Guarantee Association

Loan payable for the purchase of a vehicle,            8,322          2,921
  monthly payment of $501 including
  interest at 10.25%, collateralized by
  the related asset, due June 18, 2001

Note payable to the Small Business                   279,441        254,801
  Administration, collateralized by
  substantially all of the assets of Autec
  and personally guaranteed by four of the
  Company's shareholders, payable in monthly
  installments of $2,950, which includes
  interest at 4% per annum

Note payable to U.S. Bank, collateralized            183,985        165,476
  by substantially all of the assets of Autec
  and personally guaranteed by four of our
  Company's shareholders, payable in monthly
  installments of $2,138, which includes
  interest at 4% per annum
                                                  -----------   ------------
                                                     877,799        777,003

Current portion                                     (150,155)      (155,980)
                                                  -----------   ------------
                                                 $   727,643   $    621,023
                                                  ===========   ============


The aggregate maturities of notes and loans payable are as follows:

    Year ending December 31,               Amount
    -------------------------           -------------
            2001                          $ 155,980
            2002                            154,895
            2003                            136,498
            2004                             88,968
            2005                             64,834
         Thereafter                         175,828
                                        -------------
                                          $ 777,003
                                        =============


The note payables by Autec to the Small Business Administration and a. U.S. bank includes various covenants. As of December 31, 2000 Autec was in compliance with loan covenants.

Note 6.  Acquisition of CMS

In December 1999, the Company entered into an acquisition agreement with CMS Technology Limited (CMS), a related party company incorporated under the laws of Hong Kong Special Administrative Region, to acquire 60% equity interest for cash of $6 million based on a valuation report which was performed by a third party appraisal firm. Funding of acquisition has been obtained from the following sources: $2.9 million borrowed from shareholders, and $1.55 million from the Company's line of credit. The remaining $1.55 million was financed from the Company's working capital.

The acquisition was effective January 3, 2000. The acquisition transaction was accounted for under the purchase method. The estimated fair value of 60% of the net asset in CMS Technology Limited amounted to $3,331,416. Consequently, the Company recognized goodwill of $2,668,584, which represented the excess of the value of the cash expended over the equity acquired and will be amortized over a five year period on a five year period.

At the same time, a director and shareholder of the Company acquired 10% of equity interest in CMS. In accordance with the acquisition agreement, the Company has an option to acquire the remaining 30% of equity interest in CMS in exchange for 360,000 of the Company's common stock.

In May 2000, the Company exercised the option to acquire the remaining 30% interest in CMS. The acquisition was effective May 15, 2000. The estimated fair value of 30% interest of CMS amounted to $1,824,050. Consequently the Company recognized additional goodwill of $515,950, which represented the excess of the value of the Company's stock issued over the equity acquired and will be amortized over five year period.

The following unaudited pro forma information is intended to present the results of the CMS acquisition transaction assuming that it occurred on January 1, 1999. The pro forma amounts do not purport to be indicative of the results that would have been obtained had the acquisition occurred then or of the results which may occur in the future.

                                    CMS           Bridge         Pro Forma
                                December 31,    December 31,    December 31,
                                    1999            1999            1999
                                ------------    ------------    ------------
Revenue                        $  51,534,484   $  34,272,188   $  85,806,672
                                ============    ============    ============
Net income                     $     571,200   $     660,721       1,231,921
                                ============    ============
Adjustment:
  Amortization of goodwill                                           636,907
                                                                 -----------
Pro forma net income                                            $    595,014
                                                                 ===========
Basic income per share                                                  0.06
                                                                 ===========
Diluted income per share                                                0.05
                                                                 ===========


Note 7.  Commitments and Contingencies

The Company signed an operating lease for a building from a related party. The lease term is 20 years and expires in December 2017. The Company entered into a sublease agreement with another related party, for a portion of the building for a monthly payment of $1,380, through October 2003.

Autec leases facilities under an operating lease from a company owned by a majority stockholder. The lease calls for monthly lease payments of $16,500, subject to cost of living adjustment, through 2007. Autec entered into a sublease agreement with a related party, for a portion of the facility for a monthly payment of $4,125. The term of the sublease was for 10 years.

The following table represents the consolidated rental commitments at December 31, 2000.

    Year ending December 31,               Amount
   --------------------------          -------------
            2001                        $   556,756
            2002                            509,754
            2003                            523,771
            2004                            542,393
            2005                            555,248
         Thereafter                       5,619,476
                                       -------------
                                        $ 8,307,398
                                       =============


Total rental expense for the year ended December 31, 1998, 1999 and 2000, was $499,077, $392,334 and $595,934, respectively.


Note 8.  Related-Party Transactions

In the ordinary course of business, the Company's Japanese subsidiary engaged in transactions with Digital Stream Corporation ("DSC"). The Company's Japanese subsidiary has a director and major shareholder in DSC. DSC leases office space to the Company's Japanese subsidiary and is entrusted with the Company's Japanese subsidiary.

Transactions with DSC were as follows:

                                            Year Ended December 31,
                                     -------------------------------------
                                        1998          1999         2000
                                     -----------   ----------   ----------
Digital Stream Corporation ("DSC"):
        Purchases                    $    6,667     $   52,851  $      -
        Rent                              9,161         11,749    11,132
                                     -----------   -----------  ----------


On January 15, 1995, PTI signed a promissory note to pay $100,000 to a company wholly-owned by one of the Company's minority shareholders.
In 1999, the shareholder forgave this note of $100,000 payable to him. Accordingly, the Company recognized the increase of $100,000 in additional paid-in capital.

During the years ended December 31, 1998, 1999 and 2000, Autec was reimbursed for certain operating and overhead expenses attributable to a related party, owned by one of the Company's majority shareholders. The amount of $22,803, $28,107 and $21,932 represented the unreimbursed expense due from the related party as of December 31, 1998, 1999 and 2000 respectively.

In January 1999, the Company purchased a motor vehicle from a director of the Company for $37,000. In 2000, the motor vehicle was sold back to the original owner at its net book value, $22,817.

During 2000, the Company sold a different motor vehicle to an entity owned by a director of the Company for $8,700, the net book value of the motor vehicle. The related party entity was also paid $37,000 in consulting fees.

During 1999, the Company lent $250,000 to an entity at which a shareholder of the Company is the Director of Marketing. This related party entity is engaged in the business of converting digital image to film based image. During 2000, $25,000 of the loan was repaid. As of December 31, 2000, Management believes that the receivable is fully recoverable.

During 2000, the Company paid $18,900 in consulting fees to an entity owned by the CFO of the Company.

During 2000, $2.9 million was loaned to the Company, at an interest rate of 9.5%, due on demand from related shareholders and entities owned by shareholders and officers for the purchase of CMS. Principal of $100,000 and interest of $152,859 were paid during 2000. At December 31, 2000, there was an accrued interest payable of $88,919 and a total interest expense of $241,778.


Note 9.  Shareholders' Equity

1998
- ----
During September and October 1998, the Company issued 50,000 and 200,000 shares of common stock, respectively, at $0.50 per share and received aggregate proceeds of $125,000.

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

                                                       Net
                                                       Income
                                       Revenue         (Loss)
                                    -------------   -------------
Bridge Technology, Inc.
January 1 to December 14, 1998       $  5,786,128    $ (555,967)
                                     ============   =============

PTI Enclosures, Inc. (Stand Alone)
January 1 to December 14, 1998       $ 12,000,153    $  117,679
                                     ============   =============

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

1999
- ----
During March 1999, the Company sold 600,000 shares of common stock at $0.75 per share and received proceeds of $450,000.

During June and July 1999, the Company sold 700,000 shares of common stock at $1.00 per share and received proceeds of $700,000.

During July and August 1999, the Company sold 120,000 shares of common stock at $2.00 per share and received proceeds of $240,000.

In October 1999, the Company granted 310,000 stock warrants to key employees, all officers and directors. Accordingly, a non-employee director compensation cost of $34,500 was recognized and included in general and administrative expenses for 1999.

In October 1999, the Company issued 50,000 warrants to a public relations firm in exchange for public relations services starting from November 1, 1999 to April 30, 2000. Accordingly, an expense of $1,834 on a pro rata basis was recognized and included as a general and administrative expense. The remaining $3,666 was recognized in 2000.

During later 1999, the Company issued 75,000 shares of its common stock as a result of warrants exercised with an exercise price at $1.00 per share. The proceeds of $75,000 were received subsequent to December 31, 1999.

In December 1999, the Company committed to issue 2,764,250 shares of common stock in exchange for 100% equity interest in Autec Power Systems, Inc. The transaction was accounted for as a pooling of interests, therefore, the financial statements have been retroactively restated to include all activities of Autec Power Systems, Inc. for all periods presented.

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

The results of the operations of the Companies before the acquisition took place were as follows:

                                                        Net
                                                        Income
                                        Revenue         (Loss)
                                      ------------   ------------
Bridge Technology, Inc.
December 31, 1998                     $ 20,737,017   $  (381,585)
January 1 to November 30, 1999          23,016,451      (103,089)
                                      ============   ============


Autec Power System, Inc. (Stand Alone)
December 31, 1998                       10,014,963        73,689
January 1 to November 30, 1999           8,538,951       771,382
                                      ============   ============


2000
- ----
During 2000, employees of the Company exercised warrants to acquire 21,000 shares of the Company's common stock. Proceeds received form the exercise totaled $54,250.

In May 2000, the Company acquired five patents, including design and tooling from an unrelated entity for $190,000, in exchange for 40,000 shares of common stock at market price of $4.75 per share.


Note 10.  Stock Warrants

The Company granted warrants to its officers, key employees, advisory board members, and outside consultants in order to provide certain incentive for their service and contribution to the Company.

Each warrant will entitle the holder to purchase one share of the Company's common stock at the exercise price specified by the warrant and each
warrant is only valid within the effective period.   Shares acquired
through exercising a warrant will be restricted and will not be registered for trading purpose unless the Company, at its sole discretion, files a registration statement and includes these designated shares.

Warrants activities in the Company for 1998, 1999 and 2000 were summarized as follows:

                                                Weighted
                                                Average
                                                Exercise  Vesting Expiration
                                      Shares      Price   Period     Date
                                    ----------  --------  ------- ----------
Outstanding at January 1, 1998        180,000      2.46    None    01/15/03
Warrants granted in PTI               105,000      3.50    None    01/15/03
Warrants granted                      360,000      1.75    None    01/30/04
                                    ----------  --------  ------- ----------

Outstanding at December 31, 1998      645,000      2.23

Warrants granted                      310,000      5.00     None   01/15/05
Warrants granted to consultant         50,000      5.00     None   10/11/01
Warrants exercised                    (75,000)    (1.00)
                                    ----------  ---------  ------- ---------

Outstanding at December 31, 1999      930,000      3.40

Wattants granted                      600,000      1.87      None  12/21/02
Warrants granted to Advisory Board     30,000      3.00      None  12/21/02
Warrants granted to consultant        125,000      3.00      None  02/09/04
Warrants granted to consultant         15,000      3.00      None  12/21/02
Warrants granted to consultant         10,000      4.50      None  12/21/02
Warrants granted to consultant         25,000      5.00      None  12/21/02
Warrants exercised                    (21,000)    (2.58)
                                     ---------  ---------  -------- --------

Outstanding at December 31, 2000     1,714,000     2.78
                                     =========  =========

In 1998, the Board of Directors of the Company approved a proposal made by management in December 1998 to grant 360,000 warrants to officers, directors, and a consultant for their performance and contribution to the Company in 1997 and 1998.

On November 29, 1999, the Board of Directors of the Company approved a proposal made by management in October 1999 to grant 360,000 warrants to officer, directors, and a public relationship firm for their performance and contribution to the Company in 1999.

On December 21, 2000, the Board of Directors of the Company approved a proposal made by management to grant 500,000 warrants to the Company's officers and key employees and 100,000 warrants to outside directors, with an exercise price of $1.875 per share and vesting immediately, for their performance and contribution to the Company in 2000.

On December 21, 2000, the Board of Directors of the Company also granted 30,000 warrants, with an exercise price of $3.00 per share and vesting immediately, to the Advisory Board members.

On the same day, the Board of Directors of the Company also granted 175,000 warrants, with an exercise price of ranging from $3.00 to $5.00 per share and vesting immediately, to outside consultants in exchange for their services to be provided.

The Company follows APB No. 25 and related interpretations to account for stock warrants granted employees. During 1998, 1999 and 2000 the Company did not recognize any compensation costs for warrants granted to employees; as the warrant price equaled the fair value of the Company's common stock on the date of grant.

The Company adopted SFAS No. 123 to account for stock warrants granted to non-employees using the Black Scholes option pricing model to determine the fair value of the warrants granted. The Company recognized $36,334 and $6,247 stock compensation expense for the warrants granted to non employees in 1998 1999 and 2000 respectively.

The assumptions used in the Black Scholes option pricing model in 1998, 1999 and 2000 were as follows:

                                             December 31,
                                 -----------------------------------------
                                    1998         1999            2000
                                 ---------   -------------   -------------

Discount rate - bond yield rate    4.50 %    5.86% - 6.03%   6.18% - 6.34%
Volatility                         0.0  %    25.0% - 47.0%          14.5%
Expected life                      5 years   2 - 5 years     2 - 3 years
Expected dividend yield            -               -               -
                                 ---------   -------------   -------------

In 1999 using the Black Scholes option pricing model, the Company determined that the fair value of each warrant granted to the public relationship firm ranged from $0.11. The total fair value of these warrants granted was $148,100.

In 2000 using the Black Scholes option pricing model, the Company determined that the fair value of warrants with different exercise prices granted ranged from $0.01 to $0.37 per share. Total fair value of these warrants granted was $225,381.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                         Year ending December 31,
                                    ------------------------------------
                                      1998          1999         2000
                                    ---------     ---------    ---------
Net income (loss)
  As reported                      $ (307,896)   $  660,721   $ 1,099,160
  Pro forma                        $ (307,896)   $  552,621   $   876,360

Basic earnings (loss) per share
  As reported                      $    (0.04)   $     0.07   $      0.10
  Pro forma                        $    (0.04)   $     0.06   $      0.08

Diluted earnings (loss) per share
  As reported                      $    (0.04)   $     0.06   $      0.10
  Pro forma                        $    (0.04)   $     0.05   $      0.08


The following table summarizes information about Warrants outstanding as of December 31, 2000:

            Warrants Outstanding and Exercisable
           --------------------------------------
                         Weighted
                         Average        Weighted
                         Remaining      Average
 Exercise  Number        Contractual    Exercise
 Price     Outstanding   Life           Price
- ----------------------   ------------------------
 $ 1.75     349,000       3.08 years    $ 1.75
 $ 1.87     600,000       5.00 years    $ 1.87
 $ 2.00     105,000       1.96 years    $ 2.00
 $ 3.00     170,000       5.00 years    $ 3.00
 $ 3.50      95,000       3.08 years    $ 3.50
 $ 4.50      10,000       5.00 years    $ 4.50
 $ 5.00     385,000       4.12 years    $ 5.00
          ---------                     ------
          1,714,000                     $ 2.78
          =========                     ======

Note 11.  Concentration of Customer and Suppliers

The Company derived a significant portion of its revenue from sales to certain customers. Sales as a percentage of total sales were as follows:

                                Years Ended December 31,
                            ----------------------------------
                             1998          1999          2000
                            ------        ------        ------
     Customer A                8 %          12 %           6 %
     Customer B                -            24             3
     Customer C               31            11             -
     Customer D                -             9            10
     ---------------------------------------------------------
                              39 %          56 %          19 %
     =========================================================


Three customers accounted for approximately 30% of consolidated accounts receivable at December 31, 2000, including one customer who accounted for approximately 19% of consolidated accounts receivable. Four customers accounted for 73% of consolidated accounts receivable at December 31, 1999.

Four vendors accounted for approximately 36% of consolidated total purchases during the year ended December 31, 2000, including two vendors accounted for approximately 10% and 12% of consolidated purchases. Three vendors accounted for 42% of consolidated total purchases during the year ended December 31, 1999. Three vendors accounted for 29% of consolidated total purchases during the year ended December 31, 1998.

One vendor accounted for 21% of consolidated accounts payable at December 31, 2000. Two vendors accounted for 66% of consolidated accounts payable at December 31, 1999.


Note 12.  Profit Sharing Plan

Autec has a 401(k) profit sharing plan covering substantially all Autec employees, subject to certain participation and vesting requirements. The plan provides that Autec will partially match employee contributions up to specified percentages. The amount charged to selling general and administrative expense for the 401(k) profit sharing plan amounted to $5,455, $18,388 and $10,617 in 1998, 1999 and 2000, respectively.

Note 13. Segment Information

Industry segments:

1998                          Manufacturing  Distribution     R&D         Total
- ----                          -------------  ------------  ----------  -------------
Assets                        $  9,688,704   $  2,508,333  $       -   $ 12,197,037
Revenue                         21,102,176      7,636,037          -     28,738,213
Operating income before
  income taxes and minority
  interest                         392,873       (611,960)         -       (219,087)
Depreciation and
  amortization expense              80,595        107,661          -        188,256
                              -------------  ------------  ----------  -------------


1999                          Manufacturing  Distribution     R&D         Total
- ----                          -------------  ------------  ----------  -------------
Assets                           9,097,868      3,927,065    258,623     13,283,556
Revenue                         19,227,878     15,044,309          -     34,272,187
Operating income before
  income taxes and minority
  interest                       1,593,660       (581,104)         -      1,012,556
Depreciation and
  amortization expense              90,131         72,694          -        162,825
                              -------------  ------------  ----------  -------------


2000                          Manufacturing  Distribution     R&D         Total
- ----                          -------------  ------------  ----------  -------------
Assets                          15,318,477     29,383,241     21,203      44,722,92
Revenue                         28,137,002     92,781,772          -     120,918,77
Operating income before
  income taxes and minority
  interest                       1,638,846        495,973   (170,674)      1,964,14
Depreciation and1
  amortization expense             138,812        706,921     12,171         857,90
                              -------------  ------------  ----------  -------------

Geographic segments:

1998                          United States      Asia         Other       Total
- ----                          -------------  ------------  ----------  -------------
Long lived assets             $    698,683   $    145,649  $       -   $    844,332
Revenue                         25,790,298      2,775,637    172,278     28,738,213

1999
- ----
Long lived assets                1,094,722         83,817          -      1,178,539
Revenue                         31,643,293      2,227,051    401,843     34,272,187

2000
- ----
Long lived assets                3,715,708        136,897          -      3,852,605
Revenue                         47,899,565     72,709,064    310,145    120,918,774


Note 14.  Quarterly Results (Unaudited)

Quarterly results for the years ended December 31, 2000 and 1999 are reflected below:


                               First        Second       Third        Fourth
- ------------------------------------------------------------------------------

2000
- ----
Revenue                    $ 21,750,963 $ 25,503,867 $ 28,338,705 $ 45,325,239
Gross profit               $  1,902,738 $  3,199,049 $  2,315,990 $  4,667,310
Net income                 $    (64,084)$    758,759 $    131,627 $    199,920
Basic earnings per share   $      (0.01)$       0.06 $       0.01 $       0.02
Diluted earnings per share $          - $       0.05 $       0.01 $       0.02

1999
- ----
Revenue                    $  9,588,094 $  7,183,806 $  9,074,011 $  8,426,276
Gross profit               $  1,477,141 $  1,439,054 $  1,389,389 $  2,055,099
Net income                 $    216,554 $    190,058 $    147,944 $    106,725
Basic earnings per share   $       0.02 $       0.02 $       0.01 $       0.01
Diluted earnings per share $       0.02 $       0.02 $       0.01 $       0.01
- ------------------------------------------------------------------------------

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.


             Schedule II - Valuation and qualifying accounts for the years ended December 31, 1998, 1999 and 2000

                                                 Amount
                                     Beginning   Charged                 Ending
Description                          Balance     to Expense  Deductions  Balance
                                     ---------   ----------  ----------  ---------
Allowance for doubtful accounts
  Fiscal 1998                        $ 108,609   $  74,184   $ 76,295    $ 106,498
  Fiscal 1999                        $ 106,498   $   6,413   $      -    $ 112,911
  Fiscal 2000                        $ 112,911   $ 382,693   $ 29,948    $ 465,656

Reserve for inventory obsolescence
  Fiscal 1998                        $ 225,939   $       -   $ 17,074    $ 208,865
  Fiscal 1999                        $ 208,865   $       -   $ 40,764    $ 168,101
  Fiscal 2000                        $ 168,101   $ 451,403   $      -    $ 619,504

                             F-30

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive officers of the Registrant are as follows:

                                                              Year First

Name              Age  Position                               Names Officer
- ---------------------------------------------------------------------------
Winston Gu         50  Chairman & Chief Execurive Officer (1)     1999

John Harwer        53  President                                  1997

James Djen         46  Managing Director                          1997

John T. Gauthier   72  Chief Financial Officer                    1997



Mr. Gu was appointed Chief Executive Officer in December 1999. He also serves as a Director since 1997 and Chairman since December 1999.

John Harwer was appointed President in 1997. He also serves as a member of the Board of Directors.

James Djen was appointed President in January 1999 and Managing Director in January 2000. He also serves as a member of the Board of Directors.

John T. Gauthier was appointed Chief Financial Officer/Sec/Treas. since 1997. He also serves a member of the Board of Directors.

Conflicts of Interest
- ---------------------
Certain members of our Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as Officers and Directors of our Company. Insofar as these officers and directors are engaged in other business activities, management anticipates they will devote less than full time to our Company's affairs. The officers and directors of our Company are now and may in the future become shareholders, Officers or Directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by our Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of our Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Our Company does currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our Company's proposed business operations.

The Officers and Directors are, so long as they are Officers or Directors of our Company, subject to the restriction that all opportunities contemplated by our Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to our Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the Officer or Director. If our Company or the companies in which the Officers and Directors are affiliated with both desire to take advantage of an opportunity, then said Officers and Directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if our Company should decline to do so. Except as set forth above, our Company has not adopted any other conflict of interest policy with respect to such transactions. Although our Company will be subject to regulation under the Securities Act of 1934 and the Securities Exchange Act of 1934, management believes our Company will not be subject to regulation under the Investment Company Act of 1940 insofar as our Company will not be engaged in the business of investing or trading in securities in the event our Company engages in business combinations which result in our Company holding passive investment interests in a number of entities, our Company could be subject to regulation under the Investment Company Act of 1940. In such event, our Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Our Company has obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject our Company to material adverse consequences. Our Company's Board of Directors unanimously approved a resolution stating that it is our Company's desire to be exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.


ITEM 10. EXECUTIVE COMPENSATION.

The following table shows all cash compensation for services rendered during the last three fiscal years ended December 31, 2000 paid by our Company to each of our Company's executive officers whose cash compensation exceeded $100,000.

                                                  Long Term Compensation
                                                  ----------------------

                    Annual Compensation         Awards             Payouts
                ------------------------- ----------------- ---------------------
                                                   Secu-
                                                   rities
                                  Other   Restr-   Under-
                                  Annual  icted    lying
Name and                          Compen- Stock    Options/ LTIP    All Other
Principal       Salary   Bonus    sation  Award(s) SAR's    Payouts Compensation
Position   Year ($)      ($)      ($)     ($)      ($)      ($)     Warrants
- ----------------------------------------------------------------------------------

Winston Gu 2000 120,000                                             50,000 @ $1.875
 CEO       1999  75,000  200,000                                    25,000 @ $5.00
           1998  60,000  200,000

J. Djen    2000 120,000                                             50,000 @ $1.875
 Managing  1999 120,000        0  0       0        0        0       25,000 @ $5.00
 Director  1998 159,900        0  0       0        0        0       45,000 @ $3.50
           1997  82,000        0  0       0        0        0       45,000 @ $2.00

J. Harwer  2000 120,000                                             50,000 @ $1.875
 President 1999 120,000        0  0       0        0        0       25,000 @ $5.00
           1998 158,333        0  0       0        0        0      100,000 @ $1.75
           1997  98,333        0  0       0        0        0            0

R. Fox     2000 120,000                                             15,000 @ $1.875
 General   1999 125,000        0  0       0        0        0       15,000 @ $5.00
 Manager   1998 123,637        0  0       0        0        0       30,000 @ $3.50
 PTI       1997  73,839        0  0       0        0        0       30,000 @ $2.00
 Enclosures

John T.    2000 120,000                                             50,000 @ $1.875
 Gauthier  1999  60,000                                             25,000 @ $2.25
 Chief     1998  36,000
 Financial
 Officer



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below lists the beneficial ownership of our Company's voting securities by each person known by our Company to be the beneficial owner of more than 5% of such securities, as well as the securities of our Company beneficially owned by all directors and officers of our Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


Name and Address
of Title of                    Preferred   Common               Class
Beneficial Owner               Shares      Shares          %    Ownership
- -------------------------------------------------------------------------
Winston Gu (3)                             2,773,334      25.5  Common
12601 Monarch Street
Garden Grove, CA 9841

James Djen (1)                               565,000       5.2  Common
12601 Monarch Street
Garden Grove, CA 92841

John T. Gauthier (1)                          36,334       0.3  Common
12601 Monarch Street
Garden Grove, CA 92841

John J. Harwer                                     0       0    Common
and Oliva Harwer Trust (1)
12601 Monarch Street
Garden Grove, CA 92841

Hideki Watanabe (1)                          300,000       2.8  Common
4-14-2 Nagatsuda, Midori-Ku
Yokohama-Shi, Kanagawa-Ken, Japan

Cayman Computer                              373,206       3.4  Common
Alliance Corporation
12601 Monarch Street
Garden Grove CA 92841

COMMON
All Officers & Directors (2)               5,288,334      48.7  Common


(1) Officer and/or Director of our Company.
(2) Officers and Directors as a Group. The balance of our Company's outstanding Common Shares is held by approximately 2800 persons.
(3) Include shares owned by wife Jeannie Gu.

Warrants activities in the Company for 1998, 1999 and 2000 were summarized as follows:
                                                Weighted
                                                Average
                                                Exercise  Vesting Expiration
                                      Shares      Price   Period     Date
                                    ----------  --------  ------- ----------
Outstanding at January 1, 1998        180,000      2.460   None    01/15/03
Warrants granted in PTI               105,000      3.500   None    01/15/03
Warrants granted                      360,000      1.750   None    01/30/04
                                    ----------  --------  ------- ----------

Outstanding at December 31, 1998      645,000      2.230

Warrants granted                      310,000      5.000    None   01/15/03
Warrants granted to consultant         50,000      5.000    None   10/11/01
Warrants exercised                    (75,000)    (1.000)
                                    ----------  ---------  ------- ---------

Outstanding at December 31, 1999      930,000      3.400

Wattants granted                      600,000      1.875     None
Warrants granted to Advisory Board     30,000      3.000     None
Warrants granted to consultant        140,000      3.000     None
Warrants granted to consultant         10,000      4.500     None
Warrants granted to consultant         25,000      5.000     None
Warrants exercised                    (21,000)    (2.580)
                                     ---------  ---------  -------- --------

Outstanding at December 31, 2000     1,714,000     2.780
                                     =========  =========

The following table summarizes information about Warrants outstanding as of December 31, 1999:

                     Warrants Outstanding            Warrants Exercisable
               ----------------------------------    ----------------------
                            Weighted
                            Average      Weighted                 Weighted
                            Remaining    Average                  Average
 Exercise      Number       Contractual  Exercise    Number       Exercise
 Price         Outstanding  Life         Price       Exercisable  Price
- ---------------------------------------------------------------------------
 $ 1.75        360,000      4.04 years   $ 1.75      360,000      $ 1.75
 $ 3.50        210,000      3.04 years   $ 3.50      210,000      $ 3.50
 $ 5.00        360,000      4.37 years   $ 5.00      360,000      $ 5.00
              ---------                             ---------
               930,000                               930,000
              =========                             =========


The following table summarizes information about Warrants outstanding as of December 31, 2000:

                    Warrants Outstanding              Warrants Exercisable
           --------------------------------------   -------------------------
                         Weighted
                         Average        Weighted                    Weighted
                         Remaining      Average                     Average
 Exercise  Number        Contractual    Exercise     Number         Exercise
 Price     Outstanding   Life           Price        Exercisable    Price
- -----------------------------------------------------------------------------
 $ 1.750    349,000       3.08 years    $ 1.750        349,000      $ 1.750
 $ 1.875    600,000       5.00 years    $ 1.875        600,000      $ 1.875
 $ 2.000    105,000       1.96 years    $ 2.000        105,000      $ 2.000
 $ 3.000    170,000       5.00 years    $ 3.000        170,000      $ 3.000
 $ 3.500     95,000       3.08 years    $ 3.500         95,000      $ 3.500
 $ 4.500     10,000       5.00 years    $ 4.500         10,000      $ 4.500
 $ 5.000    385,000       4.12 years    $ 5.000        385,000      $ 5.000
          ---------                                  ---------
          1,714,000                                  1,714,000
          =========                                  =========


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation except as disclosed in the Notes to the financial statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) INDEX TO EXHIBITS

Exhibit
Number      Description
- ----------  ------------------------------------------------------------
EX-3   (i)  ARTICLES OF INCORPORATION

EX-3.A (i)  Newcorp Technology, Inc. (Nevada) incorporated March 15,
            1999 (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

EX-3.B (i)  Bridge Technology, Inc. as amended April 21, 1997
            (incorporated by reference to Bridge Technology, Inc.
            Form 10-SB, Amendment #2, Exhibit 3(i) filed December 23, 1998 with the Commission)

            Bridge R & D, Inc. incorporated June 25, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10-SB,
            Amendment #2, Exhibit 3(i) filed December 23, 1998 with the Commission)

EX-3.C (i)  Pacific Bridge Net incorporated June 9, 1999


EX-3   (ii) BY-LAWS
            of Bridge Technology, Inc., as dated August 1, 1997,
            (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 3(ii) filed December 23, 1998 with the Commission)


EX-4 DETERMINATION OF SHAREHOLDER PREFERENCES (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 4 filed December 23, 1998 with the Commission)


EX-10       MATERIAL CONTRACTS

EX-10.A Classic Trading, Inc. Agreement (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

EX-10.B Allied Web, Inc. Purchase of Assets Agreement,(incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10(A) filed December 23, 1998 with the Commission)

EX-10.C     John Harwer Employment Agreement, dated June 1, 1997,
            (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10(B) filed December 23, 1998 with the Commission)

EX-10.D EEMB Co., Ltd. China Agreement, dated November 11, 1997, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10(C) filed December 23, 1998 with the Commission)

EX-10.E Newcorp Technology, Ltd. (Japan) Stock Exchange Agreement, as entered into November 11, 1997, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10(D) filed December 23, 1998 with the
            Commission)

EX-10.F     Autec Power Systems, Inc. Acquisition Agreement, dated
            December 8, 1999

EX-10.G CMS Technology Limited (HK) Acquisition Agreement as amended March 15, 2000


EX-21       SUBSIDIARIES OF THE REGISTRANT

            A.  Newcorp Technology, Inc. (Nevada) - March 1999
            B.  PTI Enclosures, Inc. (California) - July 1993
            C.  Newcorp Technology, Inc. (Japan)
            D.  Bridge R & D, Inc. (California)
            E.  Pacific Bridge Net
            F.  Autec Power Systems, Inc.
            G.  Classic Trading Inc.
            H.  CMS Technology Ltd. (Hong Kong)


EX-99       ADDITIONAL CONTRACTS

EX-99.A Assignment of Trademarks (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

EX-99.B     Property Lease (incorporated by reference to Bridge
            Technology, Inc. Form 10KSB filed March 31, 1999)

EX-99.C Incentive Stock Option Plan (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2 filed December 23, 1998 with the Commission)

EX-99.D     Distribution Product Rights Development Agreement dated
            July 1, 1999

EX-99.E     Five recently acquired patents.  Submitted by hard copy only.

EX-99.F     CMS Technology Ltd. (Hong Kong) Financial Statements.

(b) DESCRIPTION OF EXHIBITS

EX-99.F    CMS Technology Ltd. (Hong Kong) Financial Statements
- ---------------------------------------------------------------


                  CMS TECHNOLOGY LIMITED

               Independent Auditors' Report
                 and Financial Statements
         For the Year Ended December 31, 1999 and the
        Period from Incorporation to December 31, 1998

                  CMS TECHNOLOGY LIMITED

            INDEX TO THE FINANCIAL STATEMENTS



                                                        Page

Report of Independent Auditors                           63
Balance Sheets                                           64
Statements of Operations and Comprehensive Income        65
Statements of Shareholders' Equity                       66
Statements of Cash Flows                                 67
Notes to The Financial Statements                     68 - 74

                 CMS TECHNOLOGY LIMITED

            REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of CMS Technology Limited



        We have audited the accompanying balance sheets of CMS Technology Limited ("the Company") as of December 31, 1999 and the period from incorporation to December 31, 1998 and the related statements of operations and comprehensive income, owner's equity and cash flows for the year ended December 31, 1999 and the period from incorporation to December 31, 1998.
The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of CMS Technology Limited as of December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from incorporation to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.







BDO INTERNATIONAL
Certified Public Accountants

Hong Kong, March 21, 2000

                   CMS TECHNOLOGY LIMITED

                       BALANCE SHEETS


(Expressed in United States Dollars)

ASSETS

                                                Dec 31,        Dec 31,
                                                  1999           1998
                                              ------------   ------------
Current assets
  Cash and cash equivalents                  $    706,836   $  1,035,677
Accounts receivable, net of allowance for
   Doubtful accounts ($0 and $0)                4,304,546      1,966,330
Subscription receivable (Note 4)                4,241,645              -
Other receivables and deposits                     65,631         54,243
Inventories                                    11,002,524      6,965,191
Receivable from shareholders (Note 4)             449,872              -
                                              ------------   ------------
Total current assets                           20,771,054     10,021,441

Property and equipment, net (Note 2)               72,638         62,739
                                              ------------   ------------
Total assets                                 $ 21,843,692   $ 10,084,180
                                              ============   ============


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable, net of accrued rebates
    of $628,944 and $89,445                  $ 13,257,682   $  5,863,738
Shareholders' loans (Note 4)                    1,597,647      3,403,355
Other payables and accrued expenses (Note 3)      333,003         77,572
Deferred income taxes                             103,000              -
                                              ------------   ------------
Total current liabilities                      15,291,332      9,344,665
                                              ------------   ------------

Commitments (Note 6)

Shareholders' equity
  Common stock, with par value HK$1 each
  Authorized: 39,000,000 and 6,000,000
    shares in 1999 and 1998
  Issued and outstanding:  39,000,000 and
    6,000,000 shares in 1999 and 1998           5,013,533        771,888
  Retained earnings (accumulated loss)            541,085        (34,710)
  Accumulated other comprehensive income
  - foreign currency translation adjustments       (2,258)         2,337
                                              ------------   ------------
Total shareholders' equity                      5,552,360        739,515
                                              ------------   ------------
Total liabilities and shareholders' equity   $ 20,843,692   $ 10,084,180
                                              ============   ============

See accompanying notes to the financial statements.

              CMS TECHNOLOGY LIMITED

             STATEMENTS OF OPERATIONS


(Expressed in United States Dollars)


                                                   Period ended
                                             ---------------------------
                                               Dec 31,        Dec 31,
                                                 1999           1998
                                             ------------    -----------
Revenue, gross                              $ 54,987,432    $ 8,959,065
Sales return and discounts                    (3,452,948)      (418,948)
                                             ------------    -----------
Revenue, net                                  51,534,484      8,540,117

Cost of sales                                 49,405,361      8,273,358
                                             ------------    -----------
Gross profit                                   2,129,123        266,759

Selling, general and administrative expenses   1,528,034        340,273
                                             ------------    -----------
Operating income (loss)                          601,089       (73,514)

Interest expense                                  (2,185)         (578)

Other income                                      79,891        39,382
                                             ------------    ----------
Income (loss) before income taxes                678,795       (34,710)

Income taxes (Note 5)                           (103,000)            -
                                             ------------    ----------
Net income (loss)                                575,795       (34,710)

Other comprehensive (loss) income
- - foreign currency translation adjustments        (4,595)        2,337
                                             ------------    ----------
Comprehensive income (loss)                 $    571,200    $  (32,373)
                                             ============    ==========

See accompanying notes to the financial statements.

                 CMS TECHNOLOGY LIMITED

           STATEMENTS OF SHAREHOLDERS' EQUITY


(Expressed in United States Dollars)



                                                          Accumu-
                                                          lated
                                                          Other
                                                          Compre-
                           Common Stock                   hensive   Total
                       ----------------------  Retained   Income    Shareholders'
                         Shares      Amount    Earnings   (loss)    Equity
                       ----------  ----------  ---------  --------  ----------
Balance, June 22 1998   6,000,000  $  771,888  $       -  $     -   $  771,888
  Net loss                      -           -    (34,710)       -      (34,710)
  Translation
   adjustments                  -           -          -    2,337        2,337
                       ----------   ---------   --------  --------  ----------
Balance, December 31,
  1998                  6,000,000     771,888   (34,710)    2,337      739,515
  Stock subscribed     33,000,000   4,241,645         -         -    4,241,645
  Net income                    -           -   575,795         -      575,795
  Translation
    adjustments                 -           -         -    (4,595)      (4,595)
                       ----------   ---------   -------   --------  ----------
Balance, December 31,
  1999                 39,000,000  $5,013,533  $541,085  $ (2,258)  $5,552,360
                       ==========   =========   =======   ========   =========

See accompanying notes to the financial statements.

                CMS TECHNOLOGY LIMITED

               STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

                                                    Period ended
                                             -----------------------------
                                               Dec 31,          Dec 31,
                                                 1999             1998
                                             ------------     ------------
Cash flows from operating activities:
  Net income (loss)                         $    575,795     $    (34,710)
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation of property and equipment         31,157           20,913
Changes in cash due to changes in
  operating assets and liabilities:
   Accounts receivable                        (2,345,798)      (1,966,330)
   Other receivables and deposits                (11,597)         (54,243)
   Inventories                                (4,064,191)      (6,965,191)
   Accounts payable                            7,416,555        5,863,738
   Other payables and accrued expenses           255,730           77,572
   Deferred income taxes                         103,000                -
                                              -----------      -----------
Net cash provided by (used in) operating
  activities                                   1,960,651       (3,058,251)
                                              -----------      -----------
Cash flows from investing activities:
  Acquisition of property and equipment          (41,298)         (83,652)
                                              -----------      -----------
Net cash used in investing activities            (41,298)         (83,652)
                                              -----------      -----------
Cash flows from financing activities:
  Shareholder loans                            6,564,463        8,203,630
  Repayments of shareholder loans             (8,357,048)      (4,800,275)
  Advance to shareholders                       (449,872)               -
  Proceeds from issue of shares                        -          771,888
                                              -----------      -----------
Net cash (used in) provided by financing
  activities                                  (2,242,457)       4,175,243

Effect of exchange rate changes on cash
  and cash equivalents                            (5,737)           2,337
                                              -----------     ------------
Net (decrease) increase in cash and cash
  equivalents                                   (328,841)       1,035,677

Cash and cash equivalents, beginning of year   1,035,677                -
                                              -----------     ------------
Cash and equivalents, end of year            $   706,836     $  1,035,677
                                              ===========     ============

Supplemental disclosure of significant
  non-cash transactions
   Stock subscription                        $ 4,241,645     $          -
                                              ===========     ============

Supplemental disclosure of cash flow
  information
   Interest paid                             $     2,185     $        578
                                              ===========     ============

See accompanying notes to the financial statements.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Organisation
- ------------
CMS Technology Limited ("the Company") was established under the laws of the Hong Kong Special Administration Region of China on June 22, 1998. The Company signed an OEM distribution agreement with International Business Machines Corporation (IBM) on June 24, 1998 to distribute IBM hard disks and other products in the territory including China, Vietnam, Philippines starting from June 24, 1998, and Hong Kong starting from April 1, 1999. This distribution agreement commenced on the date of signing and remained in effect for one year and was automatically renewed for an additional one year.

Basis of Accounting
- -------------------
The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and presented using United States dollars ("US$").

Foreign Currency Translation and Transactions
- ---------------------------------------------
The financial position and results of operations of the Company are determined using local currency, Hong Kong dollars ("HK$"), as the functional currency.

Assets and liabilities are translated into US$ at the exchange rate in effect at each year end. Revenue and expenses are translated into US$ at the weighted average exchange rate during the reporting period. Contributed capital is translated into US$ at the historical exchange rate when capital was injected. Any difference resulted from using current rate, weighted average rate and historical rate in determination of retained earnings is accounted for as translation adjustment and reported as a separate item in the equity section. Gain and loss resulting from foreign currency transactions are included in other income (expense).

Revenue Recognition
- -------------------
The Company recognizes revenue when the risk of loss for the goods is passed to the buyers, which is usually at the time of shipping, net of sales returns and trade discounts, and commission earned during the sales process. IBM ultimately provides original manufacturer warranty, however, the Company recognizes limited accrued warranty expense, which ultimately will be reimbursed by IBM.

Inventories
- -----------
Inventories represent merchandise held by the Company. Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

Property and Equipment and Depreciation
- ---------------------------------------
Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                        Estimated
                                       Useful Life
                                        (in years)
                                     -----------------
           Leasehold improvements             4
           Furniture and fixtures             4
           Computer equipment                 4
           Machinery and equipment            4


Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

Income Taxes
- ------------
The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefit in the year that covers the enactment date. A valuation allowance will be provided if it is more likely than not that some portions, or all of, a deferred tax asset will not be realized.

Cash and Cash Equivalents
- -------------------------
Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts, and time certificates of deposit with an original maturity of three months or less.

Rebates and Credits Receivable
- ------------------------------
As a common practice in the computer parts distribution business, IBM periodically updates its price list for all its products and provides certain incentive programs to attract its authorised distributors to sell more of its products. As a result of changes in price list (usually decreases in prices), the Company is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by IBM through submitting the necessary application forms. Once applications were approved by IBM these rebates and credits approved by IBM will be deducted from the Company's accounts payable to IBM and decrease the cost of goods sold correspondingly.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

Accounts Receivable and Concentration of Credit Risk
- ----------------------------------------------------
During the normal course of business, the Company extends unsecured credit to its customers who are located in various geographical areas. Typically credit terms require payments to be made by the thirtieth day following the sale. The Company regularly evaluates and monitors the creditworthiness of each customer on a case by case basis. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company also insures some of its foreign receivables. The
Company maintains its cash accounts with high credit quality financial statements.

Fair Value of Financial Instruments
- -----------------------------------
The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable and other payables approximate fair value as of December 31, 1999 and 1998 because of the relatively short-term maturity of these instruments. Fair value of the receivables from shareholders and shareholders' loans cannot be readily determined because of the nature of the related party transactions.

Use of Estimates
- ----------------
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in the financial statements are the estimated allowance for doubtful accounts receivable and the deferred tax asset valuation allowance. Actual results could differ from those estimates.

Accounting for the Impairment of Long-lived Assets and for the Long-lived Assets to be Disposed of
- -------------------------------------------------------------------------
Statement of the Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of" (SFAS 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company has adopted this accounting standard and its effects on the financial position and the results of operations were immaterial.

New Accounting Pronouncements Note Adopted Yet
- ----------------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognise all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative nor designated as a hedging instrument, the gain or loss is recognised in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Continued

New Accounting Pronouncements Note Adopted Yet - Continued
- ----------------------------------------------------------
Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.


Note 2 - Property and Equipment, net
- ------------------------------------
Property and equipment consists of:

                                          Dec 31,        Dec 31,
                                            1999           1998
                                         ----------     ----------
   Leasehold improvements               $   31,457     $   30,795
   Furniture and fixtures                   22,554         14,932
   Computer equipment                       39,754         20,914
   Machinery and equipment                  30,863         17,011
                                         ----------     ----------
                                           124,628         83,652
   Less accumulated depreciation           (51,990)       (20,913)
                                         ----------     ----------
                                        $   72,638     $   62,739
                                         ==========     ==========

Depreciation charged to operations for the periods ended December 31 1999 and December 31 1998 was $31,157 and $20,913, respectively.


Note 3 - Other Payables and Accrued Expenses



     Accrued staff bonus                $ 128,535      $       -
     Accrued expenses                     143,453          5,763
     Temporary receipts from customers     14,353         57,294
     Accrued warranty expense              46,029              -
     Other                                    633         14,515
                                         ---------      ---------
                                        $ 333,003      $  77,572
                                         =========      =========

Note 4 - Related Party Transactions

	Historically, the Company's working capital was financed by shareholder loans. When the accounts payable were due, the shareholders of the Company provided the necessary funds to pay off the trade payables and received repayments after the accounts receivable were collected.
Usually these shareholder loans were due on demand because of the nature of short-term loans and did not bear any interest. During 1999 and 1998, the shareholders of the Company provided a total of $6,564,463 and $8,203,630 shareholder loans and received repayments of $8,357,048 and $4,800,275. As of December 31, 1999 and 1998, there were outstanding balance of $1,597,647 and $3,403,355, respectively. In December 1999, interest-free temporary advances were made by the Company to two of the shareholders. Receivable from shareholders as of December 31, 1999 was $449,872.

	The Company has increased its registered capital from HK$6 million to HK$39 million before December 31, 1999 by recording subscription receivable of US$4,241,645 and stock subscribed of $4,241,645. The cash injection was not collected as of December 31, 1999, however, it was received subsequent to December 31, 1999. The following table is a summary of stock subscription receivable:

                                               Dec 31,
                                                1999
     Subscription receivable:                -----------

     Rise Tech Holdings Limited             $ 1,484,576
     Cheng Kim Man, Edwin                     1,272,493
     Fortune Agents Limited                   1,484,576
                                             -----------
                                            $ 4,241,645
                                             ===========


Note 5 - Income Taxes

        The standard corporate income tax rate in Hong Kong is 16%. No provision for current income tax has been made as the Company has no net taxable income for 1999 and 1998.


                                    Period ended
                              ----------------------
                               Dec 31,       Dec 31,
                                 1999          1998
                              ---------     ---------
     Current income tax      $       -     $       -

     Deferred income tax       103,000             -
                              ---------     ---------
                             $ 103,000     $       -
                              =========     =========

     Significant components of the Company's deferred tax assets
(liabilities) are as follows:

                                             Dec 31,        Dec 31,
                                               1999           1998
                                            ----------     ----------
     Net operating loss carry forwards     $    5,000     $   23,400

     Accrued rebates                         (100,600)       (14,300)
     Depreciation and amortization             (7,200)        (3,500)
     Other                                       (200)             -
                                            ----------     ----------
                                             (103,000)         5,600
     Valuation allowance                            -         (5,600)
                                            ----------     ----------
                                           $ (103,000)    $        -
                                            ==========     ==========

     The Company's effective tax rate differs from the Hong Kong standard corporate tax rate, as follows:

                                                  Period ended
                                             ----------------------
                                               1999          1998
                                              -------       -------
     Income tax provision at standard rate     16.0%         16.0%
     Change in valuation allowance             (0.8)        (16.0)
                                              -------       -------
     Effective tax  rate                       15.2%            -
                                              =======       =======


Note 6 - Commitments

Lease commitments
- -----------------
Minimum lease payments on sales offices and dormitories under operating leases with non-cancellable lease terms in excess of one year are as follows:

                                      Operating
      Year Ending December 31,        leases
      ------------------------        ---------
       2000                           $  16,938
       2001                             144,524
       2002                              21,329
                                       --------
                                      $ 182,791
                                       ========

Rent expense for the periods ended December 31, 1999 and 1998 was US$147,428 and US$36,855, respectively.

Note 7 - Equity Transaction

	In December, 1999 the Company entered into a purchase and sale agreement with a related party company, Bridge Technology, Inc. (Bridge), a U.S. based public company, to sell 60% equity interest for cash of US$6 million subject to a valuation report that will be performed by a third party appraisal firm. At the same time, another director and shareholder of Bridge will acquire 10% of equity interest in the Company. In accordance with the purchase and sale agreement, the Company has an option to sell the remaining 30% of equity interest in exchange for 300,000 shares of Bridge's common stock. Consequently, the Company increased its registered capital from HK$6 million to HK$39 million before December 31, 1999 by recording subscription receivable of US$4,241,645 and stock subscribed of $4,241,645. The cash injection was not collected as of December 31, 1999, however, it was received subsequent to December 31, 1999.


Note 8. - Concentration of Vendor and Customers

	During 1999 and 1998, the Company purchased a total of $69,918,354 and $16,933,357 of products from its sole vendor, IBM.

	During 1999 and 1998, the following customers accounted for more than 10% of total sales as follows:

                                Period ended
                         -------------------------
                            Dec 31,       Dec 31,
                             1999           1998
                         -----------   -----------
     Customer A         $ 7,096,503   $   461,236
     Customer B                   -     1,546,985
     Customer C                   -     1,400,962
     Customer D                   -     2,151,580
                         -----------   -----------


Note 9. - Segment Information


                                 Dec 31,         Dec 31,
                                  1999            1998
                               -----------    -----------
     Revenue Segment
     Geographical Region
     -------------------
     China                    $ 37,177,663   $  8,959,065
     Hong Kong                  17,809,769              -
                               -----------    -----------
     Total revenue, gross:    $ 54,987,432   $  8,959,065
                               ===========    ===========

SIGNATURES
- ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Registrant:	BRIDGE TECHNOLOGY, INC.
            -----------------------

By:   Winston Gu
      ----------------------
      Winston Gu, CEO

Date: March 31, 2001
      ----------------------


By:   John T. Gauthier
      ----------------------
      John T. Gauthier, CFO

Date: March 31, 2001
      ----------------------

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Winston Gu
      ----------------------
      Winston Gu, CEO

Date: March 31, 2001
      ----------------------


By:   John T. Gauthier
      ----------------------
      John T. Gauthier, CFO

Date: March 31, 2001
      ----------------------


By:   John Harwer
      ----------------------
      John Harwer, President

Date: March 31, 2001
      ----------------------


By:   James Djen
      ----------------------
      James Djen, Managing Director

Date: March 31, 2001
      ----------------------