Form 10-Q
period 2001-03-31
BRIDGE TECHNOLOGY INC
filed 2001-05-15
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended      March 31, 2001
                                    -----------------------
                  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _______ to ____________
    Commission file number  ______________


 Bridge Technology, Inc.
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


 Nevada                                              59-3065437
------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)


 12601 Monarch Street, Garden Grove, California      92841
------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


(714) 891-6508
------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Secion 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]     No [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 Par Value - 10,863,186 shares as of March 31, 2001
--------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                Bridge Technology, Inc. and Subsidiaries
                       Consolidated Balance Sheets


                                               December 31,      March 31,
                                                   2000            2001
                                                 (Audited)      (Unaudited)
                                               ------------    ------------
Assets (Note 4)
Current assets:
  Cash                                        $  4,870,836    $  3,428,643
  Accounts receivable less allowance
    for doubtful accounts of $465,656
    and $399,043                                17,666,626       7,652,087
  Advances to employees                             42,898          38,898
  Other receivables                              1,057,217         326,843
  Inventory, less provision of $619,504
    and $640,767                                16,991,615      25,698,682
  Due from related party                            21,932          91,706
  Other current assets                             219,192         332,229
                                               ------------    ------------
Total current assets                            40,870,316      37,569,088

Property and equipment, net                        716,384         709,706

Goodwill, net of amortization of $598,210
  and $757,437                                   2,586,324       2,427,097
Purchased intangibles                              190,000         190,000
Deferred income tax                                 63,201          57,540
Advance to affiliate                                     -       1,180,907
Investments                                        229,862         229,862
Other assets                                        66,834          81,777
                                               ------------    ------------
Total assets                                  $ 44,722,921    $ 42,445,977
                                               ============    ============


Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                               $  6,000,000    $  8,000,000
  Current portion of long term debt                155,980         106,350
  Accounts payable, net of accrued rebates
    and credits of $860,580 and $973,166        23,180,434      19,372,102
  Accrued taxes payable                            537,401         304,087
  Deferred income tax                               26,425          58,619
  Accrued liabilities                            1,148,870       1,094,841
  Shareholder loan, including interest           2,888,919       2,474,509
                                               ------------    ------------
Total current liabilities                       33,938,029      31,410,508

Long term debt, less current portion               621,023         599,009
                                               ------------    ------------
Total liabilities                               34,559,052      32,009,517
                                               ------------    ------------



Minority interest                                  667,224         711,064

Commitments and Contingencies

Shareholders' equity
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares, 10,863,186
    shares outstanding                             108,632         108,632
  Additional paid-in capital                     9,308,139       9,308,139
  Related party receivable                        (225,000)       (225,000)
  Treasury stock, 1,000 shares at cost              (2,000)         (2,000)
  Retained earnings (accumulated deficit)          354,745         567,780
  Accumulated other comprehensive loss             (47,871)        (32,155)
                                               ------------    ------------
Total shareholders' equity                       9,496,645       9,725,396
                                               ------------    ------------

Total liabilities and shareholders' equity    $ 44,722,921    $ 42,445,977
                                               ============    ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                Bridge Technology, Inc. and Subsidiaries
                  Consolidated Statements of Operations


                                            Three Months Ended
                                       -----------------------------
                                         Mar. 31,         Mar. 31,
                                           2000             2001
                                       (Unaudited)      (Unaudited)
                                       ------------     ------------
Net sales                             $ 21,750,963     $ 27,790,364

Cost of sales                           19,848,225       25,092,394
                                       ------------     ------------
Gross profit                             1,902,738        2,697,970

Research and development                   191,715          206,135

Selling, general and
  administrative expense                 1,659,458        2,057,646
                                       ------------     ------------
Income from operations                      51,565          434,189

Other income (expense):
  Interest income (expense), net           (51,392)        (147,438)
  Other income                              67,812           68,848
                                       ------------     ------------
Income before income taxes                  67,985          355,599

Income taxes provision                      71,272          102,024
                                       ------------     ------------
Net income (loss)                           (3,287)         253,575

Minority interest                          (60,797)         (40,540)
                                       ------------     ------------
Net income (loss) applicable
  to common shares                    $    (64,084)    $    213,035
                                       ============     ============

Basic weighted average number of
  common stock outstanding              10,450,630       10,863,186
                                       ============     ============

Basic earnings (loss) per share       $      (0.01)    $       0.02
                                       ============     ============
Diluted weighted average number
  of common stock outstanding                    -       11,095,427
                                       ============     ============

Diluted earnings per share            $          -     $       0.02
                                       ============     ============

Comprehensive income (loss) and
  its components consist of the
  following:
    Net income (loss)                 $    (64,084)    $    213,035
    Foreign currency translation
      adjustment, net of tax                (3,542)          15,716
                                       ------------     ------------
    Comprehensive income (loss)       $    (67,626)    $    228,751
                                       ============     ============

See accompanying summary of accounting policies and notes to consolidated financial statements.


                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                        Three Months Ended
                                                    -------------------------
                                                      Mar. 31,     Mar. 31,
                                                        2000         2001
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
Cash flows from operating activities
  Net income (loss)                                $   (64,084)  $   213,035
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                     182,392       214,161
     Provision for doubtful accounts                     5,984        10,000
     Stock in exchange for services                      3,666             -
     Provision for slow moving inventory                     -        21,263
     Deferred taxes                                          -        32,194
     Minority interest                                  57,886        40,540
     Increase (decrease) from changes in
      operating assets and liabilities:
        Trade receivables                            4,126,030    10,004,246
        Inventory                                    2,629,910    (8,777,099)
        Other receivables                              (29,659)      650,273
        Advances to employees                                -         4,000
        Prepaid and other assets                        (3,614)     (111,096)
        Related party receivable                        25,000             -
        Other assets                                         -       (15,000)
        Accounts payable                            (6,233,870)   (3,740,323)
        Accrued liabilities                           (557,701)      (32,453)
        Income taxes payable                          (221,757)     (233,296)
        Other liabilities                               53,236         1,140
        Payable to employee                                  -       (35,000)
        Due from other shareholders of CMS          (2,549,825)            -
        Due from related party                         (16,725)        8,682
                                                    -----------   -----------
Net cash provided by (used in) operating activities (2,593,131)   (1,744,733)
                                                    ===========   ===========

Cash flows from investing activities
  Purchase of property, plant and equipment            (69,915)      (48,888)
  Investment in affiliate                                    -    (1,180,907)
  Repayment from (advance to) shareholder                    -       180,006
  Acquisition of CMS, net of cash acquired          (5,293,164)            -
                                                    -----------   -----------
Net cash used in investing activities               (5,363,079)   (1,049,789)
                                                    ===========   ===========

Cash flows from financing activities
  Proceeds from loans payable                        1,720,291             -
  Repayments on loans payable                         (200,000)      (41,680)
  Repayments on shareholder loans                            -      (600,000)
  Proceeds from line of credit                               -     2,016,136
  Proceeds from issuance of common stock                     -             -
  Proceeds from exercise of warrants                    35,000             -
  Proceeds from related party                        2,900,000             -
  Stock subscription collected                       4,316,645             -
                                                    -----------   -----------
Net cash provided by financing activities            8,771,936     1,374,456
                                                    ===========   ===========


Effect of exchange rate changes on cash                 (3,540)      (22,127)
                                                    ===========   ===========

Net increase in cash and cash equivalents              812,186    (1,442,193)

Cash and cash equivalents, beginning of period       2,900,029     4,870,836
                                                    -----------   -----------
Cash and cash equivalents, end of period           $ 3,712,215   $ 3,428,643
                                                    ===========   ===========

Supplemental information:
 Cash paid during the year for:
   Interest                                        $    60,151   $   140,063
   Income taxes                                         16,400       300,000
                                                    -----------   -----------



See accompanying summary of accounting policies and notes to consolidated financial statements.


                    Bridge Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Organization and Business
-------------------------
Bridge Technology, Inc. ("the Company") was organized under the law of the State of Nevada on April 15, 1969. Starting from April 1997, the Company registered to do business in the State of California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators. The Company started to enter into wireless internet business in 1999, primarily as a supplier of wireless's equipment to infrastructure companies.

The Company has the following subsidiaries:

                                   Ownership
                                   ---------
 Bridge R&D, Inc.                    100%   Established on June 1, 1997
 Newcorp Technology Ltd. (in Japan)  100%   Merged on November 1, 1997
 PTI Enclosures, Inc.                100%   Merged on December 14, 1998
 Newcorp Technology, Inc. (USA)      100%   Established on March 23, 1999
 Pacific Bridge Net                  100%   Established on August 16, 1999
 Autec Power Systems, Inc.           100%   Merged on December 1, 1999
 CMS Technology Limited               90%   Acquired on January 3, 2000 (60%)
                                            Acquired on May 15, 2000 (30%)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


Note 2.  Income Taxes

As of December 31, 2000, a valuation allowance has been provided for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

One of the subsidiaries of the Company has net operating loss carryforwards which are separate return year losses in the amount of approximately $16,000, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryforward is subject to an annual limitation.


Note 3.  Shareholders' Equity

The Company granted 150,000 warrants, with an exercise price ranging from $3.00 to $5.00 per share and vesting immediately, to outside consultants in exchange for their services to be provided.

Note 4.  Inventory

Inventory consists of:

                                     December 31,       March 31,
                                         2000             2001
                                    -------------    -------------
Service parts                      $   1,505,715    $   1,940,982
Work in process                          558,406        1,022,563
Finished goods                        15,546,998       23,375,904
Allowance for slow moving items         (619,504)        (640,767)
                                    -------------    -------------
                                   $  16,991,615    $  25,698,682
                                    =============    =============


Note 5.  Advance to Affiliate

The Company has made $1,180,907 in advances towards a project in organization in Ningbo China, for a 110,000 square feet manufacturing facility.


Note 6.  Subsequent Events

In April 2001, the Company granted 15,000 warrants, at an exercise price of $3.00 to an Advisory Board member.

On May 14, 2001, the Company signed a $27 million financing agreement with a major lender.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.
----------------------------------------------------------------------------
Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any obligations to update these forward-looking statements.


Results of Operations for the Three Months Ended March 31, 2001 as
Compared to the Three Months Ended March 31, 2000
----------------------------------------------------------------------------
Net sales of $27,790,364 for the three months ended March 31, 2001 increased by $6,039,401 representing approximately a 28% increase, over net sales of $21,750,963 for the same period of 2000. The increase of $6,039,401 was due primarily to the increase in sales of CMS and Autec for the quarter ended March 31, 2001.

Gross profit for the three months ended March 31, 2001 was $2,697,970, increasing by $795,232 and representing approximately a 42% increase, compared to $1,902,738 for the same period of 2000. The reason for this increase is due mainly to the increase in sales of CMS and Autec for the quarter ended March 31, 2001. Gross profit as a percentage of net sales increased from 8.75% for the three months ended March 31, 2000 to 9.71% for the three months ended March 31, 2001. The increase is due principally to the higher margin sales generated by Autec.

Research and development expenses increased by $14,420 to $206,135 in the three months ended March 31, 2001, compared to $191,715 for the three months ended March 31, 2000. This represents approximately an 8% increase and is due to Autec's continuous effort to invest extra resources in order to develop improved products.

Selling, general and administrative expenses increased by $398,188 to $2,057,646 in the three months ended March 31, 2001, representing approximately a 24% increase, compared to $1,659,458 for the three months ended March 31, 2000. As a percentage of revenue, these expenses decreased slightly from 7.63% in the three months ended March 31, 2000 to 7.40% in the three months ended March 31, 2001. The decline is due to the cost saving effort implemented by management for the quarter ended March 31, 2001.

Income from operations increased by $382,624 to $434,189 for the three months ended March 31, 2001, representing approximately a 742% increase, compared to income of $51,565 for the three months ended March 31, 2000. The increase principally reflects the increase in sales of CMS and Autec and the offset impact of increase of $398,188 in selling, general and administrative expenses for the three months ended March 31, 2001. Income from operations as a percentage of revenue increased from a 0.24% for the three months ended March 31, 2000 to 1.56% for the three months ended March 31, 2001.

Net interest expense increased by $96,046 from $51,392 for the three months ended March 31, 2000 to net interest expense of $147,438 for the three months ended March 31, 2001. The increase is the result of outstanding loans used to purchase the 90% equity interest in CMS in 2000. Other income increased by $1,036 from $67,812 for the three months ended March 31, 2000 to $68,848 for the three months ended March 31, 2001.

Net income increased by $277,119 to $213,035 for the three months ended March 31, 2001, representing a significant increase, compared to net loss of $64,084 for the three months ended March 31, 2000. This result can be translated into a loss of $0.01 per share for the three months ended March 31, 2000 to an income of $0.02 per share for the three months ended March 31, 2001 based on a higher number of common shares outstanding at March 31, 2001. The net income as a percentage of revenue was 0.77% for the three months ended March 31, 2001.


Liquidity and Capital Resources
-------------------------------
The Company has received $27 million in financing from a major financial institution, which is expected to satisfy its growth requirements.

The Company's capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient to cover its cash flow from operations. At March 31, 2001, the Company had working capital of approximately $6 million and cash of $3.4 million compared to a working capital of approximately $7 million and cash of $4.8 million at December 31, 2000. The Company has been able to satisfy its working capital requirements with cash generated through operations and the issuance of equity securities, and obtaining working capital bank loans.

Net cash used in operating activities for the three months ended March 31, 2001 was $1,744,733 as compared to $2,593,131 used in operating activities for the three months ended March 31, 2000. The difference is mainly due to decrease in accounts payable and an increase in inventory.

Net cash used in investing activities for the three months ended March 31, 2001 was $1,049,789 mainly for the investment in China and other affiliates, as compared to $5,363,079 mainly for the acquisition of 90% of equity interest in CMS for the three months ended March 31, 2000.

Net cash provided by financing activities for the three months ended March 31, 2001 was $1,374,456 as compared to $8,771,936 in the three months ended March 31, 2000. The significant change is attributable to the loans obtained to acquire the 90% equity interest in CMS and the fact that there were no common shares issued to raise funds in the first quarter of 2001.

The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to its newly acquired financing from a major lender.

Effects of Inflation
--------------------
The Company believes that inflation has not had a material effect on its net sales and results of operations.

Effects of Fluctuation in Foreign Exchange Rates
------------------------------------------------
The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services denominated by U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly-owned subsidiary, Newcorp Technology (Japan), was subject to such currency fluctuations and subsequently suffered losses due mainly to the decline of Japanese yen from 120.39 Yen/dollar at October 30, 1997 to present rate of 125.54 Yen/dollar at March 31, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                      PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------
A complaint has been filed against the Company for fees alledged to be due on an acquisition that was not consumated. The complaint seeks damages of approximately $2,000,000. The Company has tendered this matter to its insurance carriers. The Company believes the complaint is without merit and will be resolved in favor of the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
There are no defaults upon senior securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
There are no matters submitted to a vote of security holders.


ITEM 5.  OTHER INFORMATION
--------------------------
None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
There are no exhibits and reports on Form 8-K.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Bridge Technology, Inc.
                                       ------------------------------
                                              (Registrant)


Date:  May 15, 2001                     Winston Gu
      --------------                   ------------------------------
                                        Winston Gu, CEO


Date:  May 15, 2001                     John T. Gauthier
      --------------                   ------------------------------
                                        John T. Gauthier, CFO


Date:  May 15, 2001                     John Harwer
      --------------                   ------------------------------
                                        John Harwer, President


Date:  May 15, 2001                     James Djen
      --------------                   ------------------------------
                                        James Djen, Managing Director