Form 10-Q
period 2001-06-30
BRIDGE TECHNOLOGY INC
filed 2001-08-14
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended       June 30, 2001
                                    -----------------------
                  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _______ to ____________


    Commission file number  000-24767
                           -----------

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock, $0.01 Par Value - 10,863,186 shares as of June 30, 2001
----------------------------------------------------------------------------

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                   Bridge Technology, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                 DEC. 31        JUN. 30
                                                   2000           2001
                                                (Audited)     (Unaudited)
                                               ------------   ------------
Assets
Current assets:
  Cash                                        $  4,870,836   $  1,273,496
  Accounts receivable less allowance
    for doubtful accounts of $465,656
    and $456,170                                17,666,626     11,471,879
  Advances to employees                             42,898         33,897
  Other receivables                              1,057,217        136,196
  Inventory, less provision of $619,504
    and $819,658                                16,991,615     29,558,308
  Due from related party                            21,932         28,894
  Other current assets                             219,192        284,247
                                               ------------   ------------
Total current assets                            40,870,316     42,786,917

Property and equipment, net                        716,384      2,259,183
Goodwill, net of amortization of $598,210
  and $916,664                                   2,586,324      2,267,870
Purchased intangibles                              190,000        190,000
Deferred income tax                                 63,201         75,509
Investments                                        229,862        224,862
Other assets                                        66,834        127,613
                                               ------------   ------------
Total assets                                  $ 44,722,921   $ 47,936,954
                                               ============   ============


Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                               $  6,000,000   $  8,000,000
  Current portion of long term debt                155,980         69,259
  Accounts payable, net of accrued rebates
    and credits of $860,580 and $760,563        23,180,434     24,239,467
  Accured taxes payable                            537,241        440,435
  Deferred income tax                               26,425              -
  Accrued liabilities                            1,148,870        919,706
  Shareholder loan, including interest           2,888,919      4,476,109
                                               ------------   ------------
Total current liabilities                       33,938,029     38,139,976

Long term debt, less current portion               621,023        600,595
                                               ------------   ------------
Total liabilities                               34,559,052     38,740,571
                                               ------------   ------------


Minority interest                                  667,224        757,613

Shareholders' equity:
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares,
    10,863,186 shares outstanding                  108,632        108,632
  Additional paid-in capital                     9,308,139      9,308,139
  Related party receivable                        (225,000)      (225,000)
  Treasury stock                                    (2,000)        (2,000)
  Retained earnings (accumulated deficit)          354,745       (712,112)
  Accumulated other comprehensive loss             (47,871)       (38,889)
                                               ------------   ------------
Total shareholders' equity                       9,496,645      8,438,770
                                               ------------   ------------

Total liabilities and shareholders' equity    $ 44,722,921   $ 47,936,954
                                               ============   ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Bridge Technology, Inc. and Subsidiaries
                          Consolidated Statements of Operations

                            Three Months Ended           Six Months Ended
                        --------------------------  --------------------------
                          June 30,      June 30,      June 30,      June 30,
                            2000          2001          2000          2001
                        ------------  ------------  ------------  ------------
                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Net sales              $ 25,503,867  $ 34,616,027  $ 47,254,830  $ 62,406,391

Cost of sales            22,304,818    32,999,988    42,153,043    58,092,382
                        ------------  ------------  ------------  ------------
Gross profit              3,199,049     1,616,039     5,101,787     4,314,009

Research and development    211,861       448,886       403,576       655,021

Selling, general and
  administrative expense  1,898,116     2,162,538     3,557,574     4,220,184
                         -----------  ------------  ------------  ------------
Income (loss) from
  operations              1,089,072      (995,385)    1,140,637      (561,196)

Other income (expense):
  Interest expense, net    (106,733)     (217,495)     (158,125)     (364,933)
  Other income, net          46,630        37,362       114,442       106,210
                         -----------  ------------  ------------  ------------
Income (loss) before
  income taxes            1,028,969    (1,175,518)    1,096,954      (819,919)

Income taxes provision      270,210        57,825       341,482       159,849
                         -----------  ------------  ------------  ------------
Net income (loss)           758,759    (1,233,343)      755,472      (979,768)

Minority interest          (157,391)      (46,549)     (218,188)      (87,089)
                         -----------  ------------  ------------  ------------
Net income (loss)
  applicable to common
  shares                 $  601,368   $(1,279,892)  $   537,284   $(1,066,857)
                         ===========  ============  ============  ============
Basic weighted average
  number of common
  shares outstanding     10,635,637    10,863,186    10,548,087    10,863,186
                         ===========  ============  ============  ============

Basic earnings
  per share              $     0.06   $     (0.12)  $      0.05   $     (0.10)
                         ===========  ============  ============  ============

Diluted weighted average
  number of common
  shares outstanding     11,047,451                  10,959,901
                         ===========                ============

Diluted income (loss)
  per share              $     0.05                 $      0.05
                         ===========                ============

Comprehensive income
  and its components
  consist of the
  following:
    Net income           $  601,368   $(1,279,892)  $   537,284   $(1,066,857)
    Foreign currency
      translation
      adjustment,
      net of tax              8,566        (6,734)        5,024        (8,982)
                         -----------  ------------  ------------  ------------
    Comprehensive
      income             $  609,934   $(1,286,626)  $   542,308   $(1,057,875)
                         ===========  ============  ============  ============



See accompanying summary of accounting policies and notes to consolidated financial statements.

                   Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents

                                                      Six Months Ended
                                                 -------------------------
                                                   June 30,      June 30,
                                                     2000          2001
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)
Cash flows from operating activities
  Net income (loss)                             $   537,284   $(1,066,857)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  377,831       428,051
     Provision for doubtful accounts                  1,845        18,017
     Provision for slow moving inventory                  -       200,154
     Stock in exchange for services                   3,666             -
     Minority interest                              218,188        87,089
     Increase (decrease) from changes in
       operating assets and liabilities:
        Trade receivables                            37,110     6,176,730
        Inventory                                 5,260,911   (12,766,847)
        Other receivables                            (3,431)      921,021
        Advances to employees                         1,200         9,001
        Prepaid and other assets                   (113,998)      (65,055)
        Related party receivable                     25,000             -
        Deferred income taxes                             -        38,733
        Other assets                                (44,738)      (60,779)
        Accounts payable                         (7,618,372)    1,059,033
        Accured liabilities                        (739,410)     (234,164)
        Income taxes payable                        156,302       (96,806)
        Other liabilities                            42,464             -
        Due from other shareholders of CMS       (1,673,510)            -
        Due from related party                      (12,366)       (6,962)

                                                 -----------   -----------
Net cash used in operating activities            (3,544,024)   (5,391,932)
                                                 -----------   -----------

Cash flows from investing activities
  Purchase of property, plant and equipment        (112,119)   (1,652,397)
  Acquisition of CMS, net of cash acquired       (5,293,164)            -
                                                 -----------   -----------
Net cash used in investing activities            (5,405,283)   (1,652,397)
                                                 -----------   -----------

Cash flows from financing activities
  Proceeds from loans payable                     2,291,500             -
  Repayments on loans payable                      (386,346)     (107,149)
  Proceeds from line of credit                            -     2,000,000
  Proceeds from exercise of warrants                 36,750             -
  Proceeds from related party loans               2,900,000     2,341,870
  Repayments of related party loans                (100,000)     (800,000)
  Stock subscription colllected                   4,316,645             -
                                                 -----------   -----------
Net cash provided by financing activities         9,058,549     3,434,721
                                                 -----------   -----------


Effect of exchange rate changes on cash               1,985        12,268
                                                 -----------   -----------

Net increase in cash and cash equivalents           111,227    (3,597,340)


Cash and cash equivalents, beginning of period    2,900,029     4,870,836
                                                 -----------   -----------

Cash and cash equivalents, end of period        $ 3,011,256   $ 1,273,496
                                                 ===========   ===========

Supplemental information
  Cash paid during the period for:
    Interest                                    $   172,776   $   371,805
    Income taxes                                     84,821       300,000
                                                 -----------   -----------


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

In May 2000, the Company exercised an option to acquire the remaining 30% interest in CMS Technology Limited (CMS) in exchange for 360,000 shares of the Company's common stock at market price of $6.50 per share. The acquisition was effective May 15, 2000. The fair market value of 30% interest of CMS amounted to $1,824,050. Consequently the Company recognized goodwill of $515,950, which will be amortized over a five-year period on a straight-line basis.

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

The Company has the following subsidiaries:

 Bridge R&D, Inc.                      100%  Established on June 1, 1997
 Newcorp Technology Limited (in Japan) 100%  Merged on November 1, 1997
 PTI Enclosures, Inc.                  100%  Merged on December 14, 1998
 Newcorp Technologies, Inc. (USA)      100%  Established on March 23, 1999
 Pacific Bridge Net                    100%  Established on August 16, 1999
 Autec Power Systems, Inc.             100%  Merged on December 1, 1999
 CMS Technology Limited                 90%  Acquired on January 3, 2000 (60%)
                                             Acquired on May 15, 2000 (30%)
 Bridge Technology Ningbo Co. Ltd.     100%  Established on May 28, 2001



Note 1. - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


Note 2. - Income Taxes

As of December 31, 2000 and June 30, 2001, a valuation allowance has been provided for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

One of the subsidiaries of the Company has net operating loss carryforwards which are separate return year losses in the amount of approximately $16,000, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryforward is subject to an annual limitation.

Note 3. - Shareholders' Equity

In February 2001, the Company issued 150,000 warrants, with an exercise price ranging from $3.00 to $5.00 per share and vesting immediately, to outside consultants in exchange for their services to be provided.

In April 2001, the Company issued 15,000 warrants, at an exercise price of $3.00 and vesting immediately, to an Advisory Board member.

Note 4. - Inventory

Inventory consists of:

                                      December 31,        June 30,
                                          2000              2001
                                      ------------      ------------
Service parts                        $  1,505,715      $  1,605,078
Work in process                           558,406         1,110,853
Finished goods                         15,546,998        27,662,035
Allowance for slow moving items          (619,504)         (819,658)
                                      ------------      ------------
                                     $ 16,991,615      $ 29,558,308
                                      ============      ============

Note 5. - Relationship With Worldwide Wireless Networks, Inc.

In February 2001, the Company confirmed, through a news release, that it unilaterally severed the relationship with Worldwide Wireless Networks, Inc.
(WWN). During the second quarter of 2001, the Company entered into a verbal settlement with WWN to cancel all agreements, including the exchange of shares of common stock, between the two companies. In May 2001, this settlement agreement was reduced to writing by Worldwide Wireless Networks, Inc. and signed by the Company's President. As of June 30, 2001, Worldwide Wireless Networks, Inc. has not signed, nor complied with the settlement agreement.

Note 6. - Financing Agreement With A Lender

The Company on May 14, 2001 entered into a $27 million comprehensive credit facility with IBM Global Credit with the interest rate fixed at the prime rate. The credit facility is specific in that it provides for asset based revolving line of credit up to $9 million for the Company's all U.S. based operating units with the balance of $18 million set aside for the Company's Asian unit. With the maximum line at $27 million when the Asian unit exceed $18 million, the effect is to reduce the funds that may be available for the U.S. operating entities. As of June 30, 2001, the Company's U.S. operating entities have not drawn funds from this line of credit.

IBM has completed their prefunding due diligence and has verbally extended the credit facilities commitment date. IBM has under advisement to extend the $27 million facility to $30 million with no commitment as of 8/15/2001.

Note 7. - Newly Established Subsidiary in China

The Company established a wholly owned subsidiary, Bridge Technology Ningbo Co. Ltd. (Ningbo), in City of Ningbo, Zhejiang Province of China and started its trial production on May 28, 2001. The total registered capital committed by the Company is US$10 million. The Company has infused approximately $1.8 million of capital as of June 30, 2001 and will continue to inject the remaining $8.2 million of capital before December 31, 2001. It is estimated that the second phase of production facility will be finished in December 2001.

In connection with the start-up of operation, Ningbo leases approximately 110,000 square feet of manufacturing facility. The lease is accounted for as operating lease with a monthly payment of $12,513 commencing April 2001 through December 2005.

During May and June 2001, Ningbo incurred approximately $270,225 net loss including the start-up cost of approximately $189,000.


Note 8. - Subsequent Events

In July 2001, the Company agreed to distribute to shareholders two "rights" for every 10 shares held. Each "right" entitles the shareholder to buy one "unit" at a price yet to be determined. Each "unit" consists of one share of common stock and one common stock purchase warrant. The warrants will be exercisable for three years after the closing date, unless redeemed by the Company earlier, at an exercise price of 125% of the "unit" price. The total dollar amount of the offering is expected to be $5,000,000.


Note 9. - Violation of Loan Covenant

As of June 30, 2001, the Company's US-based operation was not in compliance with one of debt covenants prescribed by one commercial bank that provided the Company with a revolving line of credit. The Company is contacting with its bank officer to obtain a waiver.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------------------------------------------------------------------------
Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any obligations to update these forward-looking statements.


Results of Operations for the Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000
------------------------------------------------------------------------------
Net sales of $34,616,027 for the three months ended June 30, 2001 increased by $9,112,160 (35.7%) over net sales of $25,503,867 for the same period of 2000.
The increase was due primarily to the inclusion of CMS Technologies Limited revenue for the period ended June 30, 2001 less a decrease in revenues in the Company's subsidiary, Autec Power Systems, Inc.

Gross profit for the three months ended June 30, 2001 was $1,616,039, a 49.5% decrease when compared to $3,199,049 for the three months ended June 30, 2000, reflecting higher volume of revenue attributed to the inclusion of CMS Technology Limited for the period ended June 30, 2001. Gross profit as a percentage of net sales declined from 12.5% for the three months ended June 30, 2000 to 4.7% for the three months ended June 30, 2001. The decrease is principally due to the decrease of revenue with higher gross margin incurred in the Company's power supplies manufacturing subsidiary, Autec Power Systems, Inc.

Research and development expenses increased by $237,025 to $448,886 in the three months ended June 30, 2001, compared to $211,861 for the three months ended June 30, 2000. This represents a 111.9% increase and is due to Autec investing extra resources to develop designs for the next generation of power supplies products.

Selling, general and administrative expenses increased by $264,422 to $2,162,538 in the three months ended June 30, 2001 compared to $1,898,116 for the three months ended June 30, 2000. Part of the increase can be attributed to a goodwill amortization charge of $146,328 included in selling, general and administrative expenses in the three months ended June 30, 2000 as a result of the acquisition of CMS Technology Limited. As a percentage of revenue, these expenses decreased from 7.4% in the three months ended June 30, 2000 to 6.2% in the three months ended June 30, 2001. The decline is largely due to the inclusion of CMS Technology Limited for the three months ended June 30, 2001 and lower selling, general and administrative expenses on a percentage of sales basis relative to revenue for the three months ended June 30, 2001 compared to the same period in 2000.

Operating results decreased from income of $1,089,072 in the three months ended June 30, 2000 to loss of $995,385 in the three months ended June 30, 2001. The decrease principally reflects losses from the Company's subsidiary, Autec Power Supplies, Inc. Income from operations as a percentage of revenue decreased from income of 4.3% in the three months ended June 30, 2000 to loss of 2.9% in the three months ended June 30, 2001.

Net interest increased $110,762 from expense of $106,733 in the three months ended June 30, 2000 compared to the expense of $217,495 in the three months ended June 30, 2001. Other income decreased from $46,630 in the three months ended June 30, 2000, compared to the $37,362 in the three months ended June 30, 2001.

Net income decreased from $601,368 or $0.06 per share for the three months ended June 30, 2000 compared to loss of $1,279,892 or $0.12 per share on a higher number of shares outstanding for the three months ended June 30, 2001.


Results of Operations for the Six Months Ended June 30, 2001 as Compared to the Six Months Ended June 30, 2000
-----------------------------------------------------------------------------
Net sales of $62,406,391 for the six months ended June 30, 2001 increased by $15,151,561 (32.1%) over net sales of $47,254,830 for the same period of 2000.
The increase was due primarily to the inclusion of CMS Technologies Limited revenue for the period ended June 30, 2001.

Gross profit for the six months ended June 30, 2001 was $4,314,009, a 15.4% decrease when compared to $5,101,787 for the six months ended June 30, 2000, reflecting losses from the Company's subsidiary, Autec Power Supplies, Inc. Gross profit as a percentage of net sales declined from 10.8% for the six months ended June 30, 2000 to 6.9% for the six months ended June 30, 2001. The decrease is principally due to lower margin of CMS Technology Limited.

Research and development expenses increased by $251,445 to $655,021 in the six months ended June 30, 2001, compared to $403,576 for the six months ended June 30, 2000. This represents a 62.3% increase and is due to Autec investing extra resources to develop improved product designs for the year 2002.

Selling, general and administrative expenses increased by $662,610 to $4,220,184 in the six months ended June 30, 2001 compared to $3,557,574 for the six months ended June 30, 2000. Part of the increase can be attributed to a goodwill amortization charge of $279,757 included in selling, general and administrative expenses in the six months ended June 30, 2000 as a result of the acquisition of CMS Technology Limited. As a percentage of revenue, these expenses decreased from 7.5% in the six months ended June 30, 2000 to 6.8% in the six months ended June 30, 2001. The decline is largely due to the inclusion of CMS Technology Limited for the six months ended June 30, 2001 and lower selling, general and administrative expenses relative to revenue for the six months ended June 30, 2001 compared to the same period in 2000.

Operating results decreased from income of $1,140,637 in the six months ended June 30, 2000 to loss of $561,196 in the six months ended June 30, 2001. The decrease principally reflects losses incurred by the Company's subsidiary, Autec Power Supplies, Inc. Income from operations as a percentage of revenue decreased from 2.4% in the six months ended June 30, 2000 to loss of 0.9% in the six months ended June 30, 2001.

Net interest increased $206,808 from expense of $158,125 in the six months ended June 30, 2000 compared to the expense of $364,933 in the six months ended June 30, 2001. Other income decreased from $114,442 in the six months ended June 30, 2000, compared to the $106,210 in the six months ended June 30, 2001.

Net income decreased from $537,284 or $0.05 per share for the six months ended June 30, 2000 compared to loss of $1,066,857 or $0.10 per share on a higher number of shares outstanding for the six months ended June 30, 2001.


Liquidity and Capital Resources
-------------------------------
Since current management acquired control of the Company in early 1997, the Company has financed its operations with internally generated cash and with the private placement of its securities totaling in excess of $2,600,000 to a limited number of accredited investors with knowledge of the Company's operations and plans to expand.

The Company's capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient to cover its cash flow from operations. At June 30, 2001, the Company had working capital of $4,646,941 and cash of $1,273,496 compared to a working capital of $6,932,287 and cash of $4,870,836 at December 31, 2000. This decrease in working capital is significant in as much as the Company has made capital expenditure of $1,652,397 related to the new 110,000 square feet manufacturing facility in Ningbo China. Substantial additional advances continue to be made which has a serious effect on available working capital for domestic operations.

The Company expects to file with the SEC within 30 days a stock rights offering to current shareholders, the terms of which have not been announced. Present management expects to commit to the exercising of its stock rights.

Net cash used in operating activities in the six months ended June 30, 2001 was $5,391,932 as compared to $3,544,024 used in operating activities in the six months ended June 30, 2000, the increase in cash used is mainly due to increase in inventory.

Net cash used in investing activities in the six months ended June 30, 2000 included $112,119 for the purchase of fixed assets and intangible assets in Japan, as compared to $1,652,397 for the purchase of fixed assets in the six months ended June 30, 2001. The increase in cash used relates to the start up of the new manufacturing facility in Ningbo, China.

Net cash provided by financing activities in the six months ended June 30, 2000 was $9,058,549 as compared to $3,434,721 in the six months ended June 30, 2001. The change is attributable to the fact that in the first six months of 2000 there was collection of a $4,316,645 stock subscription and $2,291,000 loan proceeds.

The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to substantial cash receipts from the proposed stock rights issue.

Effects of Inflation
--------------------
The Company believes that inflation has not had a material effect on its net sales and results of operations.

Effects of Fluctuation in Foreign Exchange Rates
------------------------------------------------
The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services denominated by U.S. dollars, thus eliminating the possible effect of currency fluctuations. The Company's wholly-owned subsidiary, Newcorp Technology (Japan), was subject to such currency fluctuations and subsequently suffered losses due mainly to the decline of Japanese yen from 120.39 Yen/dollar at October 30, 1997 to present rate of 125.54 Yen/dollar at December 31, 2000.

Recently Issued Pronouncements
------------------------------
In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company has not yet determined the impact that the adoption of SFAS 141 or SFAS 142 will have on the financial position, results of operations, or cash flows of the Company.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------------------
Bridge Technology, Inc. develops products in the United States and Japan and sells primarily in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our Company's products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make our Company's products less competitive in foreign markets.

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



                                      Bridge Technology, Inc.
                                     ------------------------------
                                           (Registrant)



Date:  August 14, 2001                Winston Gu
      -----------------              -------------------------------
                                      Winston Gu, CEO


Date:  August 14, 2001                John T. Gauthier
      -----------------              -------------------------------
                                      John T. Gauthier, CFO


Date:  August 14, 2001                John Harwer
      -----------------              -------------------------------
                                      John Harwer, President


Date:  August 14, 2001                James Djen
      -----------------              -------------------------------
                                      James Djen, Managing Director