Form 10-Q/A
period 2001-06-30
BRIDGE TECHNOLOGY INC
filed 2001-09-20
CIK 1048273

Revised: Sept., 20, 2001

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q
                           Amendment #1

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock, $0.01 Par Value - 10,863,186 shares as of June 30, 2001
----------------------------------------------------------------------------

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                   Bridge Technology, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                 DEC. 31        JUN. 30
                                                   2000           2001
                                                (Audited)     (Unaudited)
                                               ------------   ------------

Assets
Current assets:
  Cash                                        $  4,870,836   $  1,273,496
  Accounts receivable less allowance
    for doubtful accounts of $465,656
    and $456,170                                17,666,626     11,471,879
  Advances to employees                             42,898         33,897
  Other receivables                              1,057,217        136,196
  Inventory, less provision of $619,504
    and $819,658                                16,991,615     29,558,308
  Due from related party                            21,932         28,894
  Other current assets                             219,192        284,247
                                               ------------   ------------
Total current assets                            40,870,316     42,786,917

Property and equipment, net                        716,384      2,259,183
Goodwill, net of amortization of $598,210
  and $916,664                                   2,586,324      2,267,870
Purchased intangibles                              190,000        190,000
Deferred income tax                                 63,201         75,509
Investments                                        229,862        229,862
Other assets                                        66,834        127,613
                                               ------------   ------------
Total assets                                  $ 44,722,921   $ 47,936,954
                                               ============   ============


Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                               $  6,000,000   $  8,000,000
  Current portion of long term debt                155,980         69,259
  Accounts payable, net of accrued rebates
    and credits of $860,580 and $760,563        23,180,434     24,239,467
  Accured taxes payable                            537,241        440,435
  Deferred income tax                               26,425              -
  Accrued liabilities                            1,148,870        914,706
  Shareholder loan, including interest           2,888,919      4,476,109
                                               ------------   ------------
Total current liabilities                       33,938,029     38,139,976

Long term debt, less current portion               621,023        600,595
                                               ------------   ------------
Total liabilities                               34,559,052     38,740,571
                                               ------------   ------------

Minority interest                                  667,224        757,613

Shareholders' equity:
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares,
    10,863,186 shares outstanding                  108,632        108,632
  Additional paid-in capital                     9,308,139      9,308,139
  Related party receivable                        (225,000)      (225,000)
  Treasury stock                                    (2,000)        (2,000)
  Retained earnings (accumulated deficit)          354,745       (712,112)
  Accumulated other comprehensive loss             (47,871)       (38,889)
                                               ------------   ------------
Total shareholders' equity                       9,496,645      8,438,770
                                               ------------   ------------

Total liabilities and shareholders' equity    $ 44,722,921   $ 47,936,954
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
                         ===========                ============

Comprehensive income
  and its components
  consist of the
  following:
    Net income           $  601,368   $(1,279,892)  $   537,284   $(1,066,857)
    Foreign currency
      translation
      adjustment,
      net of tax              8,566        (6,734)        5,024         8,982
                         -----------  ------------  ------------  ------------
    Comprehensive
      income             $  609,934   $(1,286,626)  $   542,308   $(1,057,875)
                         ===========  ============  ============  ============





See accompanying summary of accounting policies and notes to consolidated financial statements.

                   Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents


                                                      Six Months Ended
                                                 -------------------------
                                                   June 30,      June 30,
                                                     2000          2001
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)

Cash flows from operating activities
  Net income (loss)                             $   537,284   $(1,066,857)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  377,831       428,051
     Provision for doubtful accounts                  1,845        18,017
     Provision for slow moving inventory                  -       200,154
     Stock in exchange for services                   3,666             -
     Minority interest                              218,188        87,089
     Increase (decrease) from changes in
       operating assets and liabilities:
        Trade receivables                            37,110     6,176,730
        Inventory                                 5,260,911   (12,766,847)
        Other receivables                            (3,431)      921,021
        Advances to employees                         1,200         9,001
        Prepaid and other assets                   (113,998)      (65,055)
        Related party receivable                     25,000             -
        Deferred income taxes                             -       (38,733)
        Other assets                                (44,738)      (60,779)
        Accounts payable                         (7,618,372)    1,059,033
        Accured liabilities                        (739,410)     (234,164)
        Income taxes payable                        156,302       (96,806)
        Other liabilities                            42,464        45,175
        Due from other shareholders of CMS       (1,673,510)            -
        Due from related party                      (12,366)       (6,962)

                                                 -----------   -----------
Net cash used in operating activities            (3,544,024)   (5,391,932)
                                                 -----------   -----------

Cash flows from investing activities
  Purchase of property, plant and equipment        (112,119)   (1,652,397)
  Acquisition of CMS, net of cash acquired       (5,293,164)            -
                                                 -----------   -----------
Net cash used in investing activities            (5,405,283)   (1,652,397)
                                                 -----------   -----------

Cash flows from financing activities
  Proceeds from loans payable                     2,291,500             -
  Repayments on loans payable                      (386,346)     (107,149)
  Proceeds from line of credit                            -     2,000,000
  Proceeds from exercise of warrants                 36,750             -
  Proceeds from related party loans               2,900,000     2,341,870
  Repayments of related party loans                (100,000)     (800,000)
  Stock subscription colllected                   4,316,645             -
                                                 -----------   -----------
Net cash provided by financing activities         9,058,549     3,434,721
                                                 -----------   -----------

Effect of exchange rate changes on cash               1,985        12,268
                                                 -----------   -----------

Net increase in cash and cash equivalents           111,227    (3,597,340)


Cash and cash equivalents, beginning of period    2,900,029     4,870,836
                                                 -----------   -----------

Cash and cash equivalents, end of period        $ 3,011,256   $ 1,273,496
                                                 ===========   ===========

Supplemental information
  Cash paid during the period for:
    Interest                                    $   172,776   $   371,805
    Income taxes                                     84,821       300,000
                                                 -----------   -----------


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



                                      Bridge Technology, Inc.
                                     ------------------------------
                                           (Registrant)



Date:  Sept., 20, 2001                Winston Gu
      -----------------              -------------------------------
                                      Winston Gu, CEO


Date:  Sept., 20, 2001                John T. Gauthier
      -----------------              -------------------------------
                                      John T. Gauthier, CFO


Date:  Sept., 20, 2001                John Harwer
      -----------------              -------------------------------
                                      John Harwer, President


Date:  Sept., 20, 2001                James Djen
      -----------------              -------------------------------
                                      James Djen, Managing Director