Form 10-Q
period 2001-09-30
BRIDGE TECHNOLOGY INC
filed 2001-11-14
CIK 1048273

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended     September 30, 2001
                                    ------------------------
                  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _______ to ____________

    Commission file number  000-24767
                            ---------

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

  Common Stock, $0.01 Par Value - 10,863,186 shares as of Sept. 30, 2001
--------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                Bridge Technology, Inc. and Subsidiaries
                       Consolidated Balance Sheets

                                               December 31,  September 30,
                                                   2000          2001
                                                (Audited)     (Unaudited)
                                              -------------  -------------
Assets
Current assets:
  Cash                                        $  4,870,836   $  1,347,559
  Accounts receivable less allowance
    for doubtful accounts of $465,656
    and $683,255                                17,666,626     14,945,675
  Consumption tax receivable                             -         21,220
  Advances to employees                             42,898         13,133
  Other receivables                              1,057,217         87,019
  Inventory, less provision of $619,504
    and $2,155,513 (note 5)                     16,991,615     23,131,009
  Due from related party                            21,932         12,667
  Other current assets                             219,192        400,525
                                               ------------   ------------
Total current assets                            40,870,316     39,958,807

Property and equipment, net                        716,384      2,520,764

Goodwill, net of amortization of $598,210
  and $1,075,891                                 2,586,324      2,108,643
Purchased intangibles                              190,000        190,000
Deferred income tax                                 63,201         60,614
Advance to Bridge R&D Ltd. (Hong Kong)                   -         26,194
Investments                                        229,862        229,862
Other assets                                        66,834         97,247
                                               ------------   ------------
Total assets                                  $ 44,722,921   $ 45,192,131
                                               ============   ============

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                               $  4,000,000   $  4,034,669
  Bank overdraft                                         -         80,970
  Current portion of the long term debt            155,980              -
  Accounts payable, net of accrued rebates
    and credits of $860,580 and $2,460,125      23,180,434     20,713,415
  Accured taxes payable                            537,401        477,152
  Deferred income tax                               26,425         39,740
  Payable to employee                                    -         15,642
  Accrued liabilities                            1,148,870      1,303,600
  Shareholder loan, including interest           2,888,919      1,691,050
  Line of credit in CMS                          2,000,000      4,000,000
                                               ------------   ------------
Total current liabilities                       33,938,029     32,356,238

Long term shareholder loan                               -      2,696,658

Long term related party loan                             -        996,656

Long term loan, less current portion               621,023        610,973
                                               ------------   ------------
Total liabilities                               34,559,052     36,660,525
                                               ------------   ------------


Minority interest                                  667,224        808,394

Shareholders' equity
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares, 10,863,186
    shares outstanding at December 31, 2000
    and Sept. 30, 2001                             108,632        108,632
  Additional paid-in capital                     9,308,139      9,308,139
  Related party receivable                        (225,000)      (225,000)
  Treasury stock, 1,000 shares at cost              (2,000)        (2,000)
  Stock subscribed                                       -              -
  Retained earnings (accumulated deficit)          354,745     (1,411,995)
  Accumulated other comprehensive loss             (47,871)       (54,564)
                                               ------------   ------------
Total shareholders' equity                       9,496,645      7,723,212
                                               ------------   ------------

Total liabilities and shareholders' equity    $ 44,722,921   $ 45,192,131
                                               ============   ============



See accompanying summary of accounting policies and notes to consolidated financial statements.

                   Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Operations



                           Three Months Ended           Nine Months Ended
                        --------------------------  --------------------------
                         Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                            2000          2001          2000          2001
                        -----------   ------------  ------------  ------------
                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


Net sales              $ 28,338,705  $ 47,253,682  $ 75,593,535  $109,678,377

Cost of sales            26,022,715    44,836,775    68,175,758   102,934,982
                        ------------  ------------  ------------  ------------
Gross profit              2,315,990     2,416,907     7,417,777     6,743,395

Research and development    159,656       281,362       563,232       936,383

Selling, general and
  administrative expense  1,869,196     2,555,924     5,426,770     6,701,744
                         -----------  ------------  ------------  ------------
Income (loss) from
  operations                287,138      (420,379)    1,427,775      (894,732)

Other income (expense):
  Interest expense         (114,804)     (223,444)     (272,929)     (588,283)
  Other income                8,051         4,855       122,493       110,991
                        ------------  ------------  ------------  ------------
Income (loss) before
  income taxes              180,385      (638,968)    1,277,339    (1,372,024)

Income taxes provision       36,617        96,997       378,099       256,846
                        ------------  ------------  ------------  ------------
Net income (loss)           143,768      (735,965)      899,240    (1,628,870)

Minority interest           (12,141)      (50,781)     (230,329)     (137,870)
                        ------------  ------------  ------------  ------------
Net income (loss)
  applicable to
  common shares        $    131,627  $   (786,746) $    668,911  $ (1,766,740)
                        ============  ============  ============  ============
Basic weighted average
  number of common
  stock outstanding      10,853,186    10,863,186    10,650,529    10,863,186
                        ============  ============  ============  ============
Basic earnings (loss)
  per share            $       0.01  $      (0.07) $       0.06  $      (0.16)
                        ============  ============  ============  ============
Diluted weighted
  average number of
  common stock
  outstanding            11,219,176    10,863,186    11,016,519    10,863,186
                        ============  ============  ============  ============
Diluted income (loss)
  per share            $       0.01  $      (0.07) $       0.06  $      (0.16)
                        ============  ============  ============  ============

Comprehensive income
  and its components
  consist of the
  following:
    Net income         $    131,627  $   (786,746) $    668,911  $ (1,766,740)
    Foreign currency
      translation
      adjustment               (765)      (15,975)        4,259        (6,993)
                        ------------  ------------  ------------  ------------
    Comprehensive
      income           $    130,862  $   (802,721) $    673,170  $ (1,773,733)
                        ============  ============  ============  ============




See accompanying summary of accounting policies and notes to consolidated financial statements.

                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                         Nine Months Ended
                                                     -------------------------
                                                      Sept. 30,      Sept. 30,
                                                        2000           2001
                                                     -----------   -----------
                                                     (Unaudited)   (Unaudited)

Cash flows from operating activities
  Net income (loss)                                 $   668,911   $(1,766,740)
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                       583,476       701,508
    Provision for doubtful accounts                       9,792         9,021
    Stock in exchange for services                        3,666             -
    Minority interest                                   230,329       137,870
    Increase (decrease) from changes in operating
      assets and liabilities:
        Trade receivables                            (2,161,803)    2,711,944
        Inventory                                    (1,419,215)   (6,139,394)
        Other receivables                              (153,547)      970,198
        Advances to employees                             1,200        45,407
        Prepaid and other assets                       (290,701)     (181,333)
        Related party receivable                        175,000             -
        Deferred income taxes                                 -       (23,998)
        Income tax payable                                    -       (41,569)
        Interest payable                                      -       (64,600)
        Other assets                                    (46,274)      (30,413)
        Accounts payable                                 34,001    (2,467,019)
        Accrued liabilities                            (221,562)      154,730
        Other liabilities                              (128,996)            -
        Due from other shareholders of CMS             (936,810)            -
        Due from related party                          (12,649)      (16,929)
                                                     -----------   -----------
Net cash used in operating activities                (3,665,182)   (6,001,317)
                                                     -----------   -----------

Cash flows from investing activities
  Purchase of property, plant and equipment            (126,690)   (2,028,207)
  Acquisition of CMS, net of cash acquired           (5,293,164)            -
                                                     -----------   -----------
Net cash used in investing activities                (5,419,854)   (2,028,207)
                                                     -----------   -----------

Cash flows from financing activities
  Proceeds from loans payable                         2,588,215             -
  Repayments on loans payable                          (486,659)     (166,030)
  Bank overdraft                                              -        80,970
  Proceeds from exercise of warrants                     36,750             -
  Proceeds from related party loans                   2,900,000     3,398,058
  Repayments of related party loans                    (250,000)     (803,344)
  Stock subscription collected                        4,316,645             -
  Proceeds from line of credit, net                           -     2,000,000
                                                     -----------   -----------
Net cash provided by financing activities             9,104,951     4,509,654
                                                     -----------   -----------

Effect of exchange rate changes on cash                     576        (3,407)
                                                     -----------   -----------

Net increase (decrease) in cash and cash equivalents     20,491    (3,523,277)

Cash and cash equivalents, beginning of period        2,900,029     4,870,836
                                                     -----------   -----------
Cash and cash equivalents, end of period            $ 2,920,520   $ 1,347,559
                                                     ===========   ===========

Supplemental information

Cash paid during the year for:
  Interest                                          $   296,614   $   715,474
  Income taxes                                          127,232       300,000
                                                     -----------   -----------

Supplemental disclosure of non-cash activities:

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

                    Bridge Technology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Organization and Business
-------------------------
Bridge Technology, Inc. ("the Company") was organized under the laws of the State of Nevada on April 15, 1969. Starting from April 1997, the Company registered to do business in the State of California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators. The Company started to enter into wireless internet business through joint ventures in 1999.

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


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Note 2.  Reclassification

Certain amounts in the consolidated financial statements for September 30, 2000 have been reclassified to conform to the September 30, 2001 presentation. Such reclassifications had no effect on shareholders' equity as previously reported.

Note 3.  Earnings Per Share Computation

We compute earnings per share in accordance with Statement of Financial Accounting Standards Board's No. 128 which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock.

The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 10,863,186 shares for the three months and nine months ended September 30, 2001. The computations of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 10,853,186 and 11,219,176 shares, respectively, for the three months ended September 30, 2000, and 10,650,529 and 11,016,519 shares, respectively, for the nine months ended September 30, 2000. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and stock warrants.

Note 4.  Income Taxes

As of December 31, 2000 and September 30, 2001, a valuation allowance has been provided for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

One of the subsidiaries of the Company has net operating loss carryforwards which are separate return year losses in the amount of approximately $16,000, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryforward is subject to an annual limitation.

Note 5.  Shareholders' Equity

In February 2001, the Company granted 150,000 warrants, with an exercise price ranging from $3.00 to $5.00 per share and vesting immediately, to outside consultants in exchange for their services to be provided.

In April 2001, the Company issued 15,000 warrants, at an exercise price of $3.00 and vesting immediately, to a member of the Advisory Board.

Note 6.  Inventory

Inventory consists of:

                                      December 31,      September 30,
                                          2000              2001
                                      ------------      ------------
Service parts                        $  1,505,715      $  1,482,831
Work in process                           558,406           621,465
Finished goods                         15,546,998        23,182,226
Allowance for slow moving items          (619,504)       (2,155,513)
                                      ------------      ------------
                                     $ 16,991,615      $ 23,131,009
                                      ============      ============


                                      December 31,      September 30,
                                          2000              2001
                                      ------------      ------------
  U.S. Unit inventory                $  3,241,455      $  2,604,959
* Asia Unit inventory                  13,750,160        20,526,050
                                      ------------      ------------
                                     $ 16,991,615      $ 23,131,009
                                      ============      ============

* Asia Unit inventory consists of IBM products received in the latter part of a quarter and usually sold out in 30 to 45 days.

Note 7.  Newly Established Subsidiary in China

The Company established a wholly owned subsidiary, Bridge Technology Ningbo Co. Ltd. ("Ningbo"), in the city of Ningbo, Zhejang province of China effective May 28, 2001. The Company committed to the Chinese government to invest a total of $10 million in the new Ningbo production facility in two phases. The first phase ends December 31, 2001 and total capital required to be infused for phase one is $3.15 million. As of September 30, 2001, the Company has infused approximately $2.6 million investment in the Ningbo facility. The Company expects that it will be able to meet its requirement.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-----------------------------------------------------------------------------
Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any obligations to update these forward-looking statements.


Results of Operations for the Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000
----------------------------------------------------------------------------
Net sales of $47,253,682 for the three months ended Sept. 30, 2001 increased by $18,914,977 (66.7%) over net sales of $28,338,705 for the same period of 2000. This increase was due primarily to the growth of the Company's channel distribution business in China, summarized as follows:


                     Three months ended     Three months ended       %
                     September 30, 2000     September 30, 2001     Change
                     ------------------     ------------------     --------
  U.S. Unit Sales       $ 12,648,177           $  9,428,647        down 25%
  Asia Unit Sales         15,690,528             37,825,035        up 141%
                     ------------------     ------------------
  Total Sales           $ 28,338,705           $ 47,253,682
                     ==================     ==================


Gross profit for the three months ended September 30, 2001 was $2,416,907, a 4.4% increase when compared to $2,315,990 the three months ended September 30, 2000, reflecting higher revenues for the period ended September 30, 2001. Gross profit as a percentage of net sales declined from 8.2% for the three months ended September 30, 2000 to 5.1% for the three months ended September 30, 2001. The decrease is principally due to losses incurred by the Company's power electronics business in the slower U.S. market.

Research and development expenses increased by $121,706 to $281,362 in the three months ended September 30, 2001, compared to $159,656 for the three months ended September 30, 2000. This represents a 76.2% increase and is due to the Company expanding its research projects in power electronics.

Selling, general and administrative expenses increased by $686,728 to $2,555,924 in the three months ended September 30, 2001 compared to $1,869,196 for the three months ended September 30, 2000. Part of the increase can be attributed to higher legal fees and to a goodwill amortization charge of $159,227 included in selling, general and administrative expenses in the three months ended September 30, 2001 as a result of the acquisition of CMS Technology Limited. As a percentage of revenue, these expenses decreased from 6.6% in the three months ended September 30, 2000 to 5.4% in the three months ended September 30, 2001. The decline is largely due to lower selling, general and administrative expenses relative to revenue for the three months ended September 30, 2001 compared to the same period in 2000.

Operating results decreased from income of $287,138 in the three months ended September 30, 2000 to a loss of $420,379 in the three months ended September 30, 2001. The decrease in operating results is primarily attributed to losses incurred by the Company's power electronics business in the slower U.S. market. Income from operations as a percentage of revenue decreased from a 1.0% profit in the three months ended September 30, 2000 to loss of 8.9% in the three months ended September 30, 2001.

Net interest increased $108,640 from interest expense of $114,804 in the three months ended September 30, 2000 to interest expense of $223,444 in the three months ended September 30, 2001. Other income decreased from $8,051 in the three months ended September 30, 2000 to the $4,855 in the three months ended September 30, 2001.

Net income decreased from a profit of $131,627 or $0.01 per share for the three months ended September 30, 2000 to loss of $786,746 or $0.07 per share for the three months ended September 30, 2001.


Results of Operations for the Nine Months ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000
-----------------------------------------------------------------------------
Net Sales of $109,678,377 for the nine months ended September 30, 2001 increased by $34,084,842 (45.1%) over net sales of $75,593,535 for the same period of 2000. The increase was due primarily to the growth of the Company's channel distribution business in China for the period ended September 30, 2001, summarized as follows:

                      Nine months ended      Nine months ended         %
                     September 30, 2000     September 30, 2001       Change
                     ------------------     ------------------     ----------
  U.S. Unit Sales       $ 31,078,328           $ 27,183,885        down 12.5%
  Asia Unit Sales         44,515,207             82,494,492        up 85%
                     ------------------     ------------------
  Total Sales           $ 75,593,535           $109,678,377
                     ==================     ==================

Gross profit for nine months ended September 30, 2001 was $6,743,395 a 9.1% decrease when compared to $7,417,777 for the nine months ended September 30, 2000, reflecting losses in the Company's power electronics business for the period ended September 30, 2001. Gross Profit as a percentage of net sales declined from 9.8% for the nine months ended September 30, 2000 to 6.1% for the nine months ended September 30, 2001. The decrease is principally due to the losses incurred in the Company's power electronics business in the slower U.S. market.

Research and development expenses increased by $373,151 to $936,383 in the nine months ended September 30, 2001, compared to $563,232 for the nine months ended September 30, 2000. This represents a 66.3% increase and is due to the Company's decision to expand its research efforts and new projects in the power electronics business.

Selling, general and administrative expenses increased by $1,274,974 to $6,701,744 in the nine months ended September 30, 2001 compared to $5,426,770 for the nine months ended September 30, 2000. Part of the increase can be attributed to higher legal fees and to a goodwill amortization charge of $438,984 included in selling, general and administrative expenses in the nine months ended September 30, 2001 as a result of the acquisition of CMS
Technology Limited.    As a percentage of revenue, these expenses decreased
from 7.2% in the nine months ended September 30, 2000 to 6.1% in the nine months ended September 30, 2001. The decline is largely due to the lower selling, general and administrative expenses relative to revenue for the nine months ended September 30, 2001 compared to the same period in 2000.

Operating results decreased from income of $1,427,775 in the nine months ended September 30, 2000 to loss of $894,732 in the nine months ended September 30, 2001. The decrease principally reflects the losses incurred by the Company's power electronics business, new factory startup costs and lower shipments in the U.S market. Income from operations as a percentage of revenue decreased from an 1.9% profit in the nine months ended September 30, 2000 to an 0.8% loss in the nine months ended September 30, 2001.

Net interest increased $315,354 from interest expense of $272,929 in the nine months ended September 30, 2000 to interest expense of $588,283 in the nine months ended September 30, 2001. Other income decreased from $122,493 in the nine months ended September 30, 2000 to the 110,991 for the nine months ended September 30, 2001.

A net loss of $1,766,740 or $0.16 per share was incurred for the nine months ended September 30, 2001 compared to a net income of $668,911 or $0.06 per share for the same period in 2000.

Liquidity and Capital Resources
-------------------------------
The Company maintains credit facilities with IBM Global Credit in Asia which has varied during the year from 19 million to 28 million. The Company had negotiated a 27 million dollars credit facility with IBM Global Credit to incorporate both the U.S. operations and the Asian operations with priority for the China channel marketing operations. This arrangement would satisfy the needs of the Company's Asia operations but leave little or no credit facility availabile for the Company's U.S. operations. Therefore, the negotiated agreement was not finalized and will not be consummated.

The Company also maintains a $4,000,000 credit facility for U.S. operations which is not sufficient to sustain the growth planned for its domestic power electronics business. Accordingly negotiations are in progress with banking institutions to increase this line to $6,000,000, and curtailing the present line at General Bank.

In addition, the Company has negotiated a long term loan of $996,656 from PTI, LLC and entity owned by shareholders.

The Company's capital requirements continue to be substantial in light of the Company's continued growth record. The Company's cash and cash equivalents, with the assistance of $3,307,629 in shareholder long term loans, have been sufficient to cover its cash flow from operations. At September 30, 2001, the Company had working capital of $6,605,911 and cash of $1,347,559 compared to a working capital of $6,932,287 and cash of $4,870,836 at December 31, 2000.
The Company has satisfied its working capital requirements with cash generated through operations, bank loans and shareholders and affiliates long term loans.

Net cash used in operating activities in the nine months ended September 30, 2001 was $6,001,317 as compared to $3,665,182 used in operating activities in the nine months ended September 30, 2000, the difference is mainly due to net loss for the period.

Net cash used in investing activities in the nine months ended September 30, 2000 was $5,419,854 primarily for the acquisition of CMS Technology Limited, net of cash acquired, as compared to $2,028,207 for the purchase of fixed assets in the nine months ended September 30, 2001.

Net cash provided by financing activities in the nine months ended September 30, 2000 was $9,104,951 as compared to $4,509,654 in the nine months ended September 30, 2001. The change is attributable primarily to a $4.3 million stock subscription collected in the nine months ended September 30, 2000.

The Company believes that it can fund the growth of its core business with internally generated cash flow in addition to its newly acquired financing from a major lender.


Recently Issued Statements of Financial Accounting Standards
------------------------------------------------------------
In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company has not determined the impact of adopting SFAS 141 or SFAS 142.


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


Effect on the September 11, 2001 terrorist activity
---------------------------------------------------
The Company had begun experiencing a sharp slowdown in its power electronics manufacturing facility beginning in June 2001. We note no appreciable decline in business since September 11, 2001; in fact we are receiving substantial orders which are expected to be reflected in revenues beginning in the 1st quarter of 2002.



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





                     PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------
A complaint has been filed against the Company for fees alledged to be due on an acquisition that was not consummated. The complaint seeks damages of approximately $2,000,000. The Company has tendered this matter to its insurance carriers. The Company believes the complaint is without merit and will be resolved in favor of the Company.

A complaint has been filed against the Company for an alledged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, a corporation owned by the Company's President, John Harwer. The Company never accepted assets etc. transferred from Allied Web. The Company paid $100,000 for assets acquired from John Harwer Inc., the exact sum John Harwer paid to a third party.

The Company considers that this action has no merit.


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


ITEM 5.  OTHER INFORMATION
--------------------------
None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
EX-3.  (i)  Articles of Incorporation
EX-3.D (i)  Bridge Technology, Inc. as amended August 16, 2001

EX-21       Subsidiaries of the registrant
            I. Bridge Technology Ningbo Co. Ltd. (by hard copy)





                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Bridge Technology, Inc.
                                       ------------------------------
                                              (Registrant)


Date:  November 14, 2001                Winston Gu
      -------------------              ------------------------------
                                        Winston Gu, Chairman


Date:  November 14, 2001                John T. Gauthier
      -------------------              ------------------------------
                                        John T. Gauthier, CFO


Date:  November 14, 2001                John Harwer
      -------------------              ------------------------------
                                        John Harwer, President


Date:  November 14, 2001                James Djen
      -------------------              ------------------------------
                                        James Djen, CEO