Form 10-K
period 2001-12-31
BRIDGE TECHNOLOGY INC
filed 2002-04-01
CIK 1048273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                             Form 10-K


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

             For the fiscal year ended December 31, 2001
                                       -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            ------------    --------------

             Commission file number  000-24767
                                    -----------



 BRIDGE TECHNOLOGY, INC.
--------------------------------------------------------------------------
(Name of small business issuer as specified in its Charter)


 NEVADA                                            59-3065437
--------------------------------------------------------------------------
(State or other Jurisdiction of                   (IRS Employer
Incorporation or organization)                    Identification No.)


 12601 Monarch Street, Garden Grove, CALIFORNIA              92841
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


Issuer's telephone number:  (714) 891-6508
                            --------------

Issuer's facsimile number:  (714) 890-8590
                            --------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                ----------

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock
--------------------------------------------------------------------------
(Title of Class)



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


State issuer's revenues for its most recent fiscal year.   $141,907,379
                                                          --------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) December 31, 2001 $14,400,000
                                              -------------------------------


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.01 Par Value - 10,863,186 shares as of December 31, 2001
-----------------------------------------------------------------------------


             DOCUMENTS INCORPORATED BY REFERENCE

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


TABLE OF CONTENTS
-------------------------------------------------------------------------

PART I

Item 1.  Business.

Item 2.  Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.


PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.

Item 6.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition.

Item 7.  Financial Statements and Supplementary Data.

Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.


PART III

Item 9. Directors and Executive officers of the Registrant.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and
           Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits and Reports on Form 8-K.


SIGNATURES





ITEM 1. DESCRIPTION OF BUSINESS.

The Bridge Technology vision is to develop state-of-the-art power electronics components and to develop a strong channel distribution system in Asia and the United States. Company uses these components to design leading edge subsystems and products for information technology, medical, gaming and communications industries. To capitalize on the potential of these designs the Company develops, purchases, assembles, integrates, manufactures, tests, packages, markets and sells a broad family of products. Company established operating divisions and subsidiaries under several separate business names, each focused on specific products and sales channels.

Bridge uses in-house development, joint venture, licensing and acquisition of leading edge technologies and companies to deploy them in new products for OEM customers. The Company is creating innovative products demanded by computer and communications equipment Original Equipment Manufacturers (OEMs), value-added resellers and system integrator, and ultimately by the end users. The Company sells these products directly to OEMs and systems integrators, and through selected distributors and manufacturer's representatives. We currently employ 356 full time employees, including senior management and manufacturing personnel and 25 administrative personnel.

Currently the Company has five wholly owned active subsidiaries: PTI Enclosures, Inc. (USA), Bridge R&D, Inc. (USA), Autec Power Systems, Inc.
(USA),Classic Trading Inc. and Bridge Technology Ningbo, China. In addition the Company owns a 90% interest in CMS Technology LTD (Hong Kong). Also, the Company owns the following inactive subsidiaries: Newcorp Technology, Inc.
(USA), Astro Bridge Net, Dyna Five International and Pacific Bridge Net.

The Company has two primary groups:
I) POWER ELECTRONICS GROUP: AUTEC (USA), PTI, (USA)
II) CHANNEL DISTRIBUTION GROUP (under Bridge R&D):  DataStor, Classic
Trading Inc.


Our Company is essentially vertically integrated and horizontally operational.

I. POWER ELECTRONICS GROUP:

 Autec Power Systems Inc.
 ------------------------
 Through an exchange of shares of common stock effective December 1, 1999, the Company acquired 100% of the equity interest in Autec Power Systems Inc. ("Autec"). The exchange was on the basis of one share of the Company's common stock for two shares of Autec common stock outstanding.

 Autec designs, develops, engineers and produces high quality power supplies for a diversified list of clientele. Autec also sells a family of proprietary automobile power adapters and selected clear plastic consumer electronics products to its customer. Mr. Winston Gu, Chairman and principal shareholder of Bridge Technology Inc. serves as the Company's Chairman and a member of the Executive Steering Committee.

 The Company opened its new 110,000 square feet, Ningbo, China manufacturing operation in July 2001 and commenced hiring and training of manufacturing personnel. Current capacity is 600,000 power supplies per month per single shift with these shifts envisioned in coming years. At present the factory in Ningbo, China is underutilized with two of six assembly lines in operation. Until at full capacity with our products the Company expects to seek contract manufacturing services.


 EEMB USA
 --------
 To reduce expenses the Company integrated the EEMB operation into Autec operations. EEMB China, a People's Republic of China corporation, (EEMB) is a major manufacturer of standard size batteries, high energy battery cells, and special battery packs utilizing most popular battery cell chemistries. The USA battery division objective is to procure, market and sell a family of batteries, principally to U.S. based OEM customers. However, there can be no assurance that EEMB USA will be successful in such efforts. This group also sells a family of proprietary automobile power adapters and selected clear plastic consumer electronics products to its customers.


 PTI Enclosures, Inc. (PTI)
 --------------------------
 PTI Enclosures, Inc. (PTI) is focused on designing, developing, manufacturing, testing and selling custom-designed enclosures, power supplies and complete subsystems for computer peripherals, telecommunications equipment, medical equipment, gaming equipment and other electronics devices. Customers include major computer and computer peripheral manufacturers, telecommunications manufacturers, government entities, manufacturers of gaming devices and medical instrumentation manufacturers who use PTI's capabilities to produce OEM products manufactured to their exact specifications. All OEM based and custom designed products provide high quality at competitive prices. PTI also sells products to sub-system integrators who add the peripherals and software to PTI's enclosures and then sell these complete products to the end users. The enclosures PTI provides encompass hard drive enclosures, tape enclosures, CD tower enclosures, RAID disk array enclosures, various server enclosures and other enclosures. PTI also aupplies enclosures and power supplies for several special-purpose systems.


 Newcorp Technology Ltd. (Japan)
 -------------------------------
 The Company's reduced its interest in Newcorp Technology, Ltd. Japan as of December 31, 2001, selling 85% to Mr. Hideki Watanabe, the President of Newcorp Technology Ltd. Japan and a Director of Bridge Technology Inc.


II. CHANNEL DISTRIBUTION GROUP:

Bridge R&D, Inc.
----------------
Bridge division that was reselling ADTX products was sold to ADTX Japan in early 2001. Currently Bridge R&D has two operating units: DataStor Division and Classic Trading Inc.

DataStor
--------
DataStor is a division of Bridge R&D, Inc. It identifies,designs, procures, lightly manufactures, assembles, tests and distributes metal and plastic enclosures, brackets and enhancement kits for a variety of computer platforms. Certain products are produced under specific contracts with several manufacturers. DataStor also sells external peripheral kits consisting of enclosures and power supplies, mounting brackets for various peripherals in PC systms. DataStor supplies various mass storage enabling products, including enclosures for 1 to 7 drives, drive mounting brackets, and fixed and removable mounting bracket kits.

DataStor's customers include INGRAM Micro, NECX and other distributors who further sell to the second tier distributors and systems integrators. Other customers are master resellers who sell to second and third-tier OEMs, Value Added Resellers (VARs) and system integrators. DataStor is dedicated to maintaining its market position as anindustry leader in making cutting edge technology available to customers. DataStor is constantly researching market demand and developing new product lines and solutions.


Classic Trading, Inc.
--------------------
The primary mission of Classic Trading is to select, evaluate and procure new value added products. This subsidiary plans to introduce several new products in 2002. Classic Trading plans to develop, license or acquire products that it is able to sell through its existing sales organization. Since the Company executed non-disclosure agreements with major high technology companies, the Company is not permitted to disclose the nature of these new technologies and products for potential licensing until respective license agreements are in fact signed. However, there can be no assurance that the company will complete any additional licensing agreements or technology acquisitions.


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

Importance of New Product Development to Growth
-----------------------------------------------
The Company's ability to develop and successfully introduce new products will continue to be a significant factor to its growth and remaining competitive. Development of new product lines is costly and risk intensive. New product development often requires long term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and substantial capital commitments.

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

Expansion through Internal Growth, Acquisitions and Joint Ventures
------------------------------------------------------------------
The Company focuses its resources on growing its business by selling existing products to new customers, by providing additional new products to current customers, and by targeting new market niches for products that the Company can produce or procure within its core capabilities.

From inception of new management in 1997, the Company has experienced rapid growth in revenues and earnings and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. In conjunction with the Autec acquisition, Mr. Winston Gu has joined the executive staff as Chairman of the Company, and Mr. James Djen assumed the role of CEO. To be successful the Company has to find and attract additional seasoned talent in this highly competitive area. The failure to recruit additional staff and key personnel, to have sufficient financial resources to respond effectively to difficulties encountered pursuing expansion could have a material adverse effect on the Company's business, operating results and financial condition.

The Company intends to expand its product lines in the domestic and international markets, in part, primarily by internal growth and secondarily through acquisitions. The Company's ability to expand successfully through strategic acquisitions will depend upon the availability of suitable acquisition candidates at the valuation acceptable to the Company and the availability of financing on terms acceptable to the Company. There can be no assurance that the Company will be successful in completing acquisitions.

Such expansions involve numerous risks, including possible adverse short-term effects on the Company's operating results or the market price of the common stock. These acquisitions and joint ventures will be subject to approval or ratification by the Company's stockholders. The Company uses outside appraisers for all significant acquisition. It is expected that the Directors will require its Officers to obtain valuation opinions or contact letters on all future acquisitions.

In addition, the Company competes for acquisition opportunities with companies which have significantly greater financial and management resources than those of the Company. There can be no assurance that suitable acquisition opportunities will be identified and that any such transactions can be consummated, or that, if acquired, such new businesses can be integrated successfully and profitably into the Company's historic rate of growth will continue and that the Company will continue to successfully expand, or that growth or expansion will result in profitability.

CAUTIONARY STATEMENTS AND RISH FACTORS

Limited Operating History; History of Losses and Accumulated Deficits
---------------------------------------------------------------------
While the Company has been in existence since 1969, its operations between 1975 and 1997 were limited to the exploration of acquisition opportunities. Bridge Technology Inc. and its subsidiaries have only been in operation since June 1, 1997. At December 31, 2001, the Company's accumulated deficit was $2,429,824. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

Need for Additional Financing
-----------------------------
The Company anticipates that additional capital will be required during the next twelve months by two of its subsidiaries. Autec Power Systems Inc. has been incurring loss in its manufacturing operations since June 2001 which have primarily been financed by credit from a related party supplier, Wantec Systems, which is controlled by the Winston Gu's family. Financing has not been available from Bridge Technology Inc. current operations. Accordingly, our Directors have voted to spin off as dividend to our existing shareholders of all the shares held by Bridge Technology Inc. in order to facilitate outside financing. In addition the new factory in Ningbo, China will be made available for manufacturing Autec power supplies. Factory ownership is expected to remain with Bridge Technology Inc. A registration statement will be filed with the Securities and Exchange Commission in connection with the Autec spin off or any other Bridge Technology Inc. spin off. The Company is also planning continual growth for its CMS Technology Ltd Hong Kong subsidiary both in China and other Asian countries like India, the Philippines Islands and the United States. The company is in discussion with several investment group considering expansion financing with no agreements consummated to date. The Company has a $4,000,000 line of credit for the U.S. market with General Bank. This loan agreement expired on June 30, 2001 with negotiations in progress to extend to June 30, 2002. The Company also has a credit facility directly with IBM for our operations in China. The facility varies during the year and is not available for our U.S. operations. The Company believes that financing may be more readily available directly with its subsidiaries either under the Bridge Technology Inc. corporate structure or as separate trading entities. The Company will discuss all financing possibilities available at its upcoming Shareholders meeting in early May 2002. No assurance can be given at this time that additional financing will be available and if available that the terms will be favorable to the Company or its shareholders. Although our Company management is optimistic, all of us realize that if adequate funds are not available to the Company, then the Company may be required to curtail its growth and even its operations.

Dependence on Key Personnel
---------------------------
The Company's future performance will depend on certain key management personnel. The following Officers are members of the Company's Executive Steering Committee:


Winston Gu, Chairman of the Board of Bridge Technology, Inc.
James Djen, CEO of Bridge Technology, Inc.
John T. Gauthier, CFO of Bridge Technology, Inc.
John Harwer, President of Bridge Technology, Inc.

In addition, the Company's success will dependent upon its ability to recruit and retain additional qualified personnel. Any failure by the Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

Limited Proprietary Protection
------------------------------
The Company's success and ability to compete may depend in part upon its proprietary technology. The Company's proprietary products are not all protected by any patents. Therefore, to date the Company has relied primarily on trademark, trade secrets and Copyright laws to protect its technology. Also, the Company has implemented a policy that most senior and technical employees and third-party developers sign non-disclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently.

Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under the intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

The Company believes that its products do no infringe upon any valid existing proprietary rights of third parties. In 2001 the Company was sued by a competitor and it won its counter-claim against a competitor of proprietary automobile phone charger products. Although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties since this lawsuit, there can be no assurance that third party will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.

Speculative Nature of Company's Proposed Plan of Operation
----------------------------------------------------------
The success of the Company's proposed plan of operation will depend to a great extent on it management, present and future, operating within the confines of limited financial resources. Current working capital is expected to be sufficient to sustain the Company's growth in the year 2002. However, without outside financing the Company may have to revise its growth plans and lower its estimates. There is no assurance that outside financing will be available to the Company, and if such financing were available that the terms of such proposed financing would be acceptable to the Company.


Lack of Market Research or Marketing Organization
-------------------------------------------------
The Company has determined on its own that a market demand exists for our Company's contemplated business. In the power electronics field the Company has been utilizing two recent research reports; one by CIBC Oppenheimer World Markets, New York, New York and the second by Stevens Inc., Little Rock, AK. The Company does not have a separate marketing organization. Each business unit has its own marketing staff. Present management will market the Company's products and services on a division basis as they are developed.

Lack of Diversification
-----------------------
The Company's proposed growth plans are limited and directly related to financing. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular specific field, and therefore increase the risks associated with the Company's operations.

Regulation
----------
The Company is subject to regulation under the Securities Exchange Act of 1934 Management believes that our Company is not be subject to regulation under the Investment Company Act of 1940, as we are not engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in our Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.


Product Liability
-----------------
The Company's power electronics division Autec experienced a product liability claim which was settled. The sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of use of the Company's products brought against the Company, or negative publicity attendant to any such claim, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company does not maintain product liability insurance.

Limitation of Liability and Indemnification
-------------------------------------------
The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Nevada General Corporation Law ("Nevada Law"), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted by law.


The Company has purchased director's and officer's liability insurance which expires in June 2002. There is no assurance that the policy can or will be renewed. Nevada Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or, was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect of any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful.

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


ITEM 2. DESCRIPTION OF PROPERTY.

The Company's corporate offices, and the offices of PTI Enclosures, Bridge R&D, DataStor Division and Classic Trading Inc. are located in sublet facilities at 12601 Monarch Street, Garden Grove, CA 92841. This facility has approximately 50,000 square feet and it houses corporate offices, manufacturing and warehouse operations. The lease is for 5 years at an average annual rent of $150,156 per year.

The Company's subsidiary Autec leases a 30,000 square feet facility in Simi Valley, California. The lease is for 8 years at an average annual rent $198,000 per year.

The Company's Bridge Technology Ningbo leases 110,000 square feet facility. The lease is for 5 years at $144,000 per year.

The Company has not filed any patent applications. The Company's policy is that when the need arises it will file patent applications on a worldwide basis to protect technology, inventions and improvements that are considered important to the development of its business. The Company will, as a matter of policy, seek patent protection in each of the three major geographic markets: United States, Europe and the Pacific Rim. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.


Manufacturing
-------------
The Company received and maintains the ISO 9002 certification to qualify as an approved vendor for major computer and computer peripheral manufacturers. The Company also uses off-shore vendors to procure certain sub-assemblies, from which the Company then assembles the final products. Before shipment the products are inspected and tested to maintain the high quality and low return levels demanded by the Company's customers.


ITEM 3. LEGAL PROCEEDINGS.

In February 2001, the Company confirmed, through a news release, that it unilaterally severed the relationship with Worldwide Wireless Networks, Inc.
(WWN). During the second quarter of 2001, the Company entered into a verbal settlement with WWN to cancel all agreements, including the exchange of shares of common stock, between the two companies. In May 2001, this settlement agreement was reduced to writing by Worldwide Wireless Networks, Inc. and signed by our Company's President, John Harwer. As of June 30, 2001, Worldwide Wireless Networks, Inc. has not signed, nor complied with the settlement agreement.

During 2001, a complaint was filed against the Company for fees alleged to be due on an acquisition which was not consummated. The complaint seeks for damage of approximately $2 million where as the Company believes that the complaint is without merit and will be resolved in favor of the Company. The Company tendered this case to its insurance carrier for settlement and did not accrue any liabilities for this matter.

During 2001, a complaint was filed against the Company for an alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, a corporation owned by the Company's President, which filed for liquidation under federal bankruptcy laws on April 6, 2000. The Company purchased from Allied Web certain assets including used computers, inventories, and used furniture and fixtures for approximately $191,640 based on the book value of these assets acquired from Allied Web in June 1997.
Other than this transaction, the Company did not have any transaction with Allied Web afterwards. The Company considers that this action has no merit and will vigorously defend itself. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter.

During 2001, a complaint was filed against the Company for fees allegedly owned by the Company. The Company intends to vigorously defend this claim because the amount was deemed excessive comparing to the quality of services rendered. The estimated liability including interest, costs and statutory attorney's fees was approximately $100,000. The Company has recorded liabilities for this amount in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAB No. 5").

A former shareholder of Autec Power Systems has filed in 2001 a complaint against the controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc. alleging that he/they did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. While an attempt to settle this complaint have been made, the parties have not reached a settlement. The Company believes that the complaint is without merit as to Bridge Technology, Inc. and will be resolved between the parties. At December 31, 2001, management of the Company was unable to asses the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In November 1999 the shareholder voted to increase the authorized shares of the Company from 10,000 to 100,000 shares. There were no matters submitted to a vote of shareholders in the calendar year 2001.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Company's Common Stock is traded in the NASDAQ Small Cap Market System under the symbol BRDG. The following table sets forth the range of high and low closing prices in the NASDAQ Small Cap Market System for the Common Stock for the periods indicated, as reported by the National Quotation Bureau Incorporated. Prices represent actual reported sale prices.





                       Fiscal Years Ended December 31,

                                                     Price
                                               High         Low
        2001
          First Quarter ...................  $ 3.38        $ 1.94
          Second Quarter ..................  $ 2.20        $ 1.50
          Third Quarter ...................  $ 2.20        $ 1.15
          Fourth Quarter ..................  $ 1.72        $ 0.92

        2000
          First Quarter ...................  $14.625       $9.75
          Second Quarter ..................  $ 9.25        $4.875
          Third Quarter ...................  $ 8.88        $5.50
          Fourth Quarter ..................  $ 7.50        $1.53125



Our Company had approximately 2,800 shareholders of record on March 31, 2002.

Dividend Policy and Restrictions on Dividend Payments
-----------------------------------------------------
The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. However, the Board has authorized a stock dividend of the shares of two subsidiaries subject to legal approval, tax review, consent of General Bank and the Shareholders. This action will be presented to the Shareholders at the annual meeting in early May 2002.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FINANCIAL CONDITION.

Overview
--------
The Company designs, manufactures and sells state of the art power electronics components and computer peripheral components and enclosures. In addition the Company has established a strong channel distribution system in China presently dedicated to IBM products. The Company expects to expand this distribution system throughout Asia and the Philippines Islands and the United States.

Critical Accounting Policies
----------------------------
Our consolidated financial statements have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to use estimations and assumptions and make judgements that affect the reported amounts of assets, liabilities, revenues and expenses. We based our estimations on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are as follows:

Rebates and Credits Receivable

CMS Technology Co. Ltd. ("CMS"), one of our subsidiaries, is an authorized distributor of IBM products in the territory including China, Vietnam, Philippines and Hong Kong. As a common practice in the computer parts distribution business, IBM periodically updates its price list for all its products and provides certain incentive programs to attract its authorized distributors to sell more of its products. As a result of changes in price list (usually decreases in prices), CMS is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by IBM through submitting the necessary applications forms. In general, once applications were approved by IBM these rebates and credits approved by IBM will be deducted from CMS's accounts payable to IBM and decrease the cost of goods sold correspondingly. However, at the end of reporting period, CMS has to estimate the relevant rebates and credit receivable based on the quantity of inventory in hands and anticipated approval for rebates and credits receivable from IBM, therefore, the actual results could differ from our estimated amount.

Impairment of Long-Lived Assets

In assessing the recoverability of long-lived assets, including goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Accounting for Income Taxes

Significant management judgement is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded. As of December 31, 2001, we have recorded a full valuation allowance of approximately $1.4 million against our deferred tax assets balance in the U.S. due to uncertainties related to our deferred tax assets as a result of our history of losses in the U.S. The valuation is based on our estimates of taxable income in the U.S. operation and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in the future periods, we may need to change the valuation allowance, which could impact our financial position and results of operations.


Results of Continuing Operations
--------------------------------
The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to revenues from continuing operations, and the percentage change from period to period of these items:

                                          Years Ended December 31,
                         ----------------------------------------------
                                 2001	     	2000		  1999
                         --------------  --------------  --------------
                                              (dollars in thousands)

Revenues................ $     141,907   $     120,919   $      34,272
Cost of sales  .........       134,513         108,834  	    27,962
                         --------------  --------------  --------------
Gross Profit............         7,394          12,085           6,310
Percentage ............           5.2%             10%             18%

Operating expenses......         9,709           9,766           5,355
                         --------------  --------------  --------------
Operating income (loss). $      (2,315)  $       2,319   $         955
                         ==============  ==============  ==============
Net income (loss) from
  continuing operations. $      (2,315)  $       1,099   $         660
                         ==============  ==============  ==============

Percentage of Revenues
                                          Years Ended December 31,
                         ----------------------------------------------
                                  2001            2000           1999
                         --------------  --------------  --------------
Revenues ...................     100.0 %    	 100.0 %        100.0 %
Gross profit................       5.2            10.0           18.4
Operating income ...........      (1.7)            1.9            2.8
Interest, net...............       0.5             0.3            0.2
Income tax expense .........       0.2             0.5            1.1
Net income (loss)...........      (1.9)            0.9            1.9


Percentage Increase (Decrease)
                                       Years Ended December 31,
                                  ---------------------------------
                                    2000-2001           2000-1999
                                  -------------       -------------
Revenues ........................     17.4 %              252.8 %
Gross profit.....................    (38.8)                91.5
Operating income ................   (201.0)               142.6
Interest, net....................     84.0                668.6
Income tax expense ..............    (55.0)                73.8
Net income ......................   (348.8)                66.4


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


Results of Operations for Years ended December 31, 2000 and 2001
----------------------------------------------------------------
Net Sales increased 17.4% from $120.9 million in 2000 to $141.9 million in 2001. Products and services mix in 2001 has not changed substantially in comparison to those in the prior year.

Gross Profit decreased 38.8% from $12.1 million in 2000 to $7.4 million in 2001 principally as a result of Autec sales volume decline. Facing the competitive environment and declining prices, gross profit as a percentage of net sales decrease from 10% in 2000 to 5.2% in 2001. The gross margin in CMS was relative low comparing to the gross margins in other subsidiaries.

Research and development expenses increased by approximately 71.9% from $689,000 in 2000 compared to $1,184,687 in 2001. The increase was attributed to on-going product development and enhancement of existing technologies.

Selling and administrative expenses decreased approximately 6.1% from $9.1 million in 2000 to $8.5 million in 2001. The decrease in selling, general and administrative expenses was attributed mainly to the reduction of business activities in the United States.

Net income decreased approximately 348.8% from $1.1 million in 2000 to a loss of $2.7 million in 2001. The decrease in net income was attributed to the severe decline in revenues and net income of Autec in 2001


Results of Operations for Years ended December 31, 1999 and 2000
----------------------------------------------------------------
Net Sales increased 253% from $34.3 million in 1999 to $120.0 million in 2000. Products and services mix in 2000 has changed substantially in comparison to those in the prior year, due mainly to the revenue of approximately $70 million generated by CMS, which is an authorized IBM products distributor in Asia.

Gross Profit increased 92 % from $6.3 million in 1999 to $12.1 million in 2000 principally as a result of augmented sales volume. Facing the competitive environment and declining prices, gross profit as a percentage of net sales decrease from 14.6% in 1999 to 10% in 2000. The gross margin in CMS was relative low comparing to the gross margins in other subsidiaries.

Research and development expenses increased by approximately 103% from $339,000 in 1999 compared to $689,000 in 2000. The increase margin was attributed to on-going product development and enhancement of existing technologies.

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



Liquidity and Capital Resources
-------------------------------
Since current management acquired control of our Company in early 1997, our Company has financed its operations with internal generated cash and with the private placement of its securities and with subordinated loans from principals of the Company.

Comparison between 2000 and 2001
--------------------------------

The Company's capital requirements have been, and will continue to be, significant. At December 31, 2001, the company had a working capital surplus of $3,509,012 and cash and cash equivalents of $2,413,295 compared to a working capital surplus of $6,932,287 and cash and cash equivalents of $4,870,836 at December 31, 2000. Since inception, our Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity securities, loans from banking institutions and subordinated loans for principals of the Company.

Net cash used in operating activities in the twelve months ended December 31, 2001 was approximately $4.3 million, as compared to net cash provided of approximately $4.5 million in the twelve months ended December 31, 2000.

Net cash used in investing activities in the twelve months ended December 31, 2001 was approximately $1.558 million as compared to $4.978 million in the twelve months ended December 31, 2000.

Net cash provided by financing activities in the twelve months ended December 31,2001 was approximately $3.356 million as compared to $11.409 million provided by financing activities in the twelve months ended December 31, 2000.

We believe that our Company can accommodate the funds needed from the growth of business with internally generated cash flow and increased credit facilities from banking institutions, in addition to a private placement of equity subject to improved market conditions. However, the Company may seek financing directly for separate subsidiary entities.



                                           Payments     Due in      Periods
                                           Less than      1-3         4-5      After 5
Contractual				  Total        1 year      Years       Years       Year
Obligations			    ___________________________________________________________
Note payable to IBM            5,000,000	 5,000,000            -          -          -
Note payable to General Bank   4,000,000   4,000,000
Shareholder loans              2,130,000   2,130,000            -          -          -
Related party loans              989,979      75,118      165,042    186,957    562,862
Long-term bank loans             375,201      46,901       99,613    107,894    120,793
Operating lease                8,346,681     660,332    1,367,320  1,270,378  5,048,651
                            ____________________________________________________________
Total contractual cash        20,841,861  11,912,351    1,631,975  1,565,229  5,732,306
Obligations                 ____________________________________________________________


Comparison between 1999 and 2000
--------------------------------
The Company's capital requirements have been, and will continue to be, significant. At December 31, 2000, the company had a working capital surplus of $6,932,287 and cash and cash equivalents of $4,870,836 compared to a working capital surplus of $5,353,306 and cash and cash equivalents of $2,900,029 at December 31, 1999. Since inception, our Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity securities, loans from banking institutions and principals of the Company.

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

We believe that our Company can accommodate the fund needs from the growth of business with internally generated cash flow and increased credit facilities from one or more banking institutions. However, there can be no assurances that an additional credit will be obtained. The absence of an increased credit line in sure to stymie our Company's growth plans.


Effects of Fluctuation in Foreign Exchange Rates
------------------------------------------------
The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. However, there is continuous risk in market demand fluctuations with CMS Technology's operations in China. To date the risk has been minimal.

Fluctuation in Quarterly Results
--------------------------------
Quarterly results may be adversely affected in the future by a variety of factors, including the possible costs of obtaining capital, as well as the initial costs associated with the release of new products and promotions taking place within the quarter. The Company plans to continue to fund research and development and its expanded patent work with cash generated from internal operations. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the Company's business, operating results and financial condition will be adversely affected.


New Accounting Standards Not Yet Adopted
----------------------------------------
In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142")

SFAS No. 141 requires the use of the purchase method of accounting and profits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, companies to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to reassess the useful of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on the consolidated financial statements.

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

The Company expects that SFAS No. 143 and SFAS No. 144 will be adopted on their effective dates and that the adoption will not result in any material effects on its financial statements.



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


SELECTED FINANCIAL DATA
-----------------------
The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of our Company, which have been restated to reflect the Autec Power
Systems, Inc., and PTI Enclosures, Inc. acquisitions and the related accounting treatment (See note 1 of notes to consolidated financial statements). The balance sheet data includes the accounts of PTI Enclosures, Inc. as of December 31, 2000, and 2001; Autec Power Systems, Inc. as of December 31, 2000 and 2001; and CMS Technology Limited, Hong Kong as of December 31, 2000 and 2001. Operating results and per share data for the years ended December 31, 1999, 2000, and 2001 include the results for PTI Enclosures, Inc. and Autec Power Systems, Inc., and December 31, 2000 and 2001 includes the operating results of CMS Technology Limited, Hong Kong.



                             Selected Financial Data
                (Figures in thousands, except per share amounts)


                                          Years Ended December 31,
                             ----------------------------------------------
                                   2001           2000           1999
                             --------------  --------------  --------------
Revenues:
  Manufacturing ............ $      37,983   $      28,137   $      22,188
  Channel Distribution .....       103,924          92,782          12,084
                             --------------  --------------  --------------
                                   141,907         120,919          34,272
                             --------------  --------------  --------------
Cost of Sales:
  Manufacturing ............        34,803          20,441          17,957
  Channel Distribution .....        99,710          88,393          10,005
                             --------------  --------------  --------------
                                   134,513         108,834          27,962
                             --------------  --------------  --------------

Gross profit ...............         7,395         12,085           6,310

Selling, general and
  administrative costs .....         8,525           9,077           5,016
R & D expense ..............         1,185             689             339
                             --------------  --------------  --------------
Operating income (loss)			(2,315)          2,319             956
Interest income, net .......          (720)           (391)             69
Minority interest in earning          (154)           (233)             11
                             --------------  --------------  --------------
Income before income taxes .        (2,289)          1,731           1,024
Income tax expense .........           292             632             363
                             --------------  --------------  --------------
Net income (loss) from
  Continuing operations.....        (2,581)          1,099             660
                             --------------  --------------  --------------
Preferred stock dividend ...             0               -               -

Net Income (Loss)....... $      	(2,735)          1,099             660
                             ==============  ==============  ==============

Earnings per share:
  Basic .................... $       (0.25)  $        0.10  $         0.07
                             ==============  ==============  ==============
  Diluted .................. $       (0.25)  $        0.10  $         0.06
                             ==============  ==============  ==============

Basic weighted average
  Number of common shares
  outstanding ..                10,863,186 	11,254,022      10,581,406
                             ==============  ==============  ==============

Dividends declared per share          None             None           None


                            Selected Financial Data
                                 (in thousands)

                                               December 31,
                             ----------------------------------------------
                                   2001           2000           2001
                             --------------  --------------  --------------
Working capital ............ $       3,509   $       6,932   $       5,353
Total assets ...............        40,621          44,722          13,283

Borrowings under bank line
  of credit.................         9,000           6,000              98
Long-term debt, including
  current maturities....               328             777             878
Stockholder's equity........         7,285           9,497           5,766


ITEM 7. FINANCIAL STATEMENTS.


Bridge Technology, Inc. and Subsidiaries



_______________________




Consolidated Financial Statements

For the Years Ended December 31, 1999, 2000 and 2001



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


      Independent Auditors' Report



The Shareholders of
Bridge Technology, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Bridge Technology, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 20010, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Technology, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.



Los Angeles, California
March 22, 2002

                      BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                                                ----------------------------
                                                    2000            2001
                                                ------------    ------------
Assets (Note 4)
Current assets:
  Cash                                         $  4,870,836    $  2,413,295
  Accounts receivable less allowance for
    doubtful accounts of $465,656 and
    $308,106 (Note 11)                           17,666,626      11,035,057
  Advances to employees                              42,898           6,065
  Other receivables                               1,057,217          61,669
  Inventory (Note 1)                             16,991,615      21,692,543
  Due from related party (Note 8)                    21,932         362,143
  Other current assets                              219,192         125,127
                                                ------------    ------------
Total current assets                             40,870,316      35,695,899

Property and equipment, net (Note 2)                716,384       2,681,018

Goodwill, net of amortization of $598,210
  and $1,242,917 (Note 6)                         2,586,324       1,949,417
Purchased intangibles (Note 9)                      190,000               -
Deferred income tax (Note 3)                         63,201               -
Investments                                         229,862         198,717
Other assets                                         66,834          96,213
                                                ------------    ------------
Total assets                                   $ 44,722,921    $ 40,621,264
                                                ============    ============


Liabilities and Shareholders' Equity

Current liabilities:
  Bank overdraft                              $          -    $     36,152
  Notes payable (Note 4)                          6,000,000       9,000,000
  Current portion of long term debt (Note 5)        155,980          46,901
  Accounts payable, net of accrued rebates
    and credits of $0 and $860,580               23,180,434      17,696,216
  Accrued taxes payable                             537,401           6,400
  Deferred income tax (Note 3)                       26,425           4,097
  Accrued liabilities                             1,148,870       2,277,142
  Shareholder loan, including interest (Note 8)   2,888,919       2,130,000
  Due to related party (Note 8)                           -         989,979
                                             	-----------    -------------
Total current liabilities                        33,938,029      32,186,887

Long term debt, less current portion (Note 5)       621,023         328,300
                                                ------------   -------------
Total liabilities                                34,559,052      32,515,187
                                                ------------   -------------

Minority interest                                   667,224         821,264

Commitments and Contingencies (Note 7)

Shareholders' equity (Notes 9 and 10):
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares, 10,863,186
    shares and 10,798,186 shares outstanding at
    December 31, 2000 and 2001                      108,632         108,632
  Additional paid-in capital                      9,308,139       9,581,489
  Related party receivable (Note 8)                (225,000)              -
  Treasury stock, 1,000 shares and                   (2,000)         (2,000)
    66,000 shares at cost (Note 8)
  Retained earnings (accumulated deficit)           354,745      (2,380,289)
  Accumulated other comprehensive loss              (47,871)        (23,019)
                                                ------------    ------------
Total shareholders' equity                        9,496,645       7,284,813
                                                ------------    ------------

Total liabilities and shareholders' equity     $ 44,722,921    $ 40,621,264
                                                ============    ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                        BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE INCOME (LOSS)


                          Year ended December 31,
                                 -------------------------------------------
                                     1999           2000            2001
                                 ------------   ------------   -------------
Net sales (Note 11)             $ 34,272,187    $120,918,774   $ 141,907,379

Cost of sales                     27,961,504     108,833,687     134,512,806
                                 ------------   ------------   -------------
Gross profit                       6,310,683      12,085,087       7,394,573

Research and development             339,380         689,056       1,184,687
  expenses

Selling, general and
  administrative expenses          5,015,522       9,077,087       8,525,135
                                 ------------   ------------    -------------
Income (loss) from operations        955,781       2,318,944      (2,315,249)

Other income (expense):
  Interest, net                       68,724        (390,757)       (719,756)
  Other                              (11,949)         35,958         319,360

Gain on sale of investments (Note 8)       -               -         879,035
Write-off of impaired
  impaired intangibles (Note 9)            -               -        (190,000)
Write-ff of investment in a related
  party (Note 8)                           -               -        (262,550)
                                  -----------   ------------   --------------
Income (loss) before income taxes  1,012,556       1,964,145      (2,289,160)

Income taxes (Note 3)                363,283         631,557         291,848
                                 ------------   ------------    -------------
Net income (loss)                    649,273       1,332,588      (2,581,008)

Minority interest in net loss
  (income) of subsidiaries            11,448        (233,428)       (154,026)
                                  -----------   ------------    -------------

Net income (loss) applicable
  to common shares              $    660,721   $   1,099,160   $  (2,735,034)
                                 ============   ============    =============

Basic weighted average number
  of common stock outstanding      9,800,665      10,703,929      10,863,186
                                 ============   ============    =============

Basic income (loss) per share   $       0.07   $        0.10   $       (0.25)
                                 ============   ============    =============

Diluted weighted average number
  of common stock outstanding     10,581,406      11,254,022      10,863,186
                                 ============   ============    =============

Diluted income (loss) per share $       0.06   $        0.10   $       (0.25)
                                 ============   ============    =============

Comprehensive loss and its
  components consist of the
  following:

Net income (loss)               $    660,721   $   1,099,160    $  2,735,034)

Foreign currency translation
  adjustments                        (26,197)        (16,338)          24,852
                                 ------------   -------------    -------------

Comprehensive income (loss)     $    634,524)  $   1,115,498    $  2,710,182)
                                 ============   =============    ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                             (SEE NOTES 9 AND 10)


                                                                  STOCK                  ACCUMULATED
                       COMMON STOCK      ADDITIONAL              SUBSCRIPTION              OTHER
                     ------------------   PAID-IN   ACCUMULATED   SHARE       TEASURY    COMPREHENSIVE
                       SHARES    AMOUNT   CAPITAL     DEFICIT    RECEIVABLE    STOCK       LOSS             TOTAL
                     --------- --------- ----------- ----------  ----------- ----------- --------------  ------------
BALANCE, January 1,  8,897,186 $  88,972 $ 5,110,968 $(1,405,136) $   25,000  $       -  $    (38,012)   $  3,781,792
  1999
  Stock issued for
    stock subscribed
    in prior year       50,000       500      24,500           -     (25,000)         -             -               -
  Forgiveness of loan
    payable to share-
    holder in PTI            -         -     100,000           -           -          -             -         100,000
  Warrants exercised    75,000       750      74,250           -           -          -             -          75,000
  Stock repurchase
    Autec                    -         -           -           -           -     (2,000)            -          (2,000)
  Issurance of common
    stock              600,000     6,000     444,000           -           -          -             -         450,000
  Issurance of common
    stock              700,000     7,000     693,000           -           -          -             -         700,000
  Issurance of common
    stock              120,000     1,200     238,800           -           -          -             -         240,000
  Non-employee
    compensation due
    warrants issued          -         -      34,500           -           -          -             -          34,500
  Warrants issued for
    public relation-
    ship service             -         -       1,834           -           -          -             -           1,834
  Notes receivable
    from shareholder         -         -           -           -    (250,000)         -             -        (250,000)
  Net Income                 -         -           -     660,721           -          -             -         660,721
  Translation adjustment     -         -           -           -           -          -       (26,197)        (26,197)
                      -------- --------- ----------- -----------  ---------- ---------- -------------  --------------
Balance, December 31,
  1999              10,442,186   104,422   6,721,852    (744,415)   (250,000)    (2,000)      (64,209)      5,765,650

  Warrants issued
    for public relation-
    ship service             -         -       3,666           -           -          -		    -           3,666
  Warrants exercised    10,000       100      34,900           -           -          -             -          35,000
  Warrants exercised     1,000        10       1,740           -           -          -             -           1,750
  Issurance of common
    stock               40,000       400     189,600           -           -          -             -         190,000
  Issurance of common
    stock (Note 6)     360,000     3,600   2,336,400           -           -          -             -       2,340,000
  Warrants exercised    10,000       100      17,400           -           -          -             -          17,500
  Non-employee compen-
    sation due to
    warrants issued          -         -       2,581           -           -          -             -           2,581
  Repayments of share-
    holder notes
    receivable               -         -           -           -      25,000          -             -          25,000
  Net income                 -         -           -   1,099,160           -          -             -       1,099,160
  Translation adjustment     -         -           -           -           -          -        16,338          16,338
                      -------- --------- ----------- -----------  ---------- ---------- -------------  --------------
Balance, December 31,
  2000              10,863,186   108,632   9,308,139     354,745    (225,000)    (2,000)      (47,871)      9,496,645
  Disposal of invest-
  ment in Newcorp
  Japan (Note 8)		     -         -     273,350           -           -          -             -         273,350
  Write off of
  receivable                 -         -           -           -     225,000          -             -         225,000
  Net loss                   -         -           -  (2,735,034)          -          -             -      (2,735,034)
  Translation adjustment     -         -           -           -           -          -        24,852          24,852
                      -------- --------- ----------- -----------  ---------- ---------- -------------  --------------
Balance, December 31,
  2001              10,863,186 $ 108,632 $ 9,581,489 $(2,380,289) $        - $   (2,000) $    (23,019)  $   7,284,813
                      ======== ========= =========== ===========  ========== ========== =============  ==============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                  Years ended December 31,
                                          -----------------------------------
                                              1999        2000        2001
                                          ----------- ----------- -----------
Cash flows from operating activities
  Net (loss) income                       $  660,721  $1,099,160 $(2,735,034)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization           162,825     857,904     800,161
     Provision for doubtful accounts           6,413     382,693     106,584
     Provision for slow moving inventory     (40,764)    451,403     180,270
     (Gain)/loss on disposal of fixed
       assets                                      -      (1,016)          -
     Loss on write-off of related party loan
       Receivable                                  -           -     262,550
     Write-off of intangible                       -      50,000     190,000
     Stock issued in exchange for services    36,334       6,247           -
     Gain on sale of investment                    -           -    (879,035)
     Deferred taxes                                -     (69,026)     40,713
     Minority interest                        38,522     233,428     154,026
     Changes in operating assets and
      liabilities, net of business
      acquired
       Trade receivables                      91,794  (7,961,928)  6,524,985
       Inventory                            (179,371) (3,311,272) (4,881,198)
       Other receivables                      25,940    (952,672)    957,998
       Advances to employees                  26,300     (41,698)     36,833
       Prepaid and other assets              156,982    (108,908)     94,065
       Other assets                          171,709        (922)    (29,379)
       Accounts payable                     (129,265)  4,668,423  (5,484,218)
       Accrued liabilities                  (571,434)    (98,573)    934,191
       Income taxes payable                  229,859     229,597    (530,841)
       Interest payable                            -      88,919     (23,290)
                                          -----------  ----------  ----------
Net cash provided by (used in) operating
  activities                                 686,565  (4,478,241) (4,280,619)
                                          -----------  ----------  ----------

Cash flows from investing activities
  Proceeds from sale of investment                 -           -     910,180
  Purchase of property, plant and equipment (421,866)   (135,620) (2,127,888)
  Purchased Intangibles                     (200,000)          -           -
  Proceeds from disposal of fixed assets           -      34,891           -
  Due from related party                      (5,304)      6,175    (340,211)
  Investment in affiliate                    (39,998)    (39,866)          -
  Acquisition of CMS, net of cash acquired         -  (5,293,164)          -
  Repayment from (advance to) shareholder          -     449,872           -
                                           ----------  ----------  ----------
Net cash used in investing activities       (661,864) (4,983,887) (1,557.919)
                                           ----------  ----------  ----------

                            F-6




                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                         Years ended December 31,
                                          -----------------------------------
                                             1999        2000         2001
                                          ---------- ----------- ------------
Cash flows from financing activities
  Bank overdraft                                   -           -      36,152
  Proceeds from loans payable                102,768     130,680           -
  Repayments on loans payable               (474,664)    (81,320)          -
  Proceeds from issuance of common stock   1,390,000           -           -
  Proceeds from related party loan (Note 8)        -           -   1,000,000
  Repayment on related party payable (Note 8)      -           -     (10,021)
  Proceeds from line of credit                     -   5,761,322   3,000,000
  Proceeds from shareholder loans (Note 8)         -  16,691,766      30,000
  Repayments on shareholder loans (Note 8)         - (15,489,413)   (700,000)
  Related party receivable (Note 8)         (250,000)     25,000           -
  Proceeds from exercise of warrants               -      54,250           -
  Stock subscription collected                25,000      75,000           -
  Stock subscription collected in CMS              -   4,241,645           -
  Stock repurchase                            (2,000)          -           -
                                          ----------  ----------  -----------
Net cash provided by financing activities    791,104  11,408,930   3,356,131
                                          ----------  ----------  -----------

Effect of exchange rate changes on cash      (26,199)     17,830      24,866
                                          ----------  ----------  -----------

Net increase (decrease)
  in cash and cash equivalents               784,302   1,970,807  (2,457,541)

Cash and cash equivalents, beginning of
  year                                     2,115,727   2,900,029   4,870,836
                                          ----------  ----------  ----------
Cash and cash equivalents, end of year    $2,900,029  $4,870,836  $2,413,295
                                           ==========  ========== ==========
Cash paid during the year for:
  Interest                                $   44,216  $  393,303  $  841,863
  Income taxes                                51,376     401,960     822,849
                                           ----------  ----------  -----------

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

                            F-8




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

As of December 31, 2001, the Company has the following subsidiaries:
                                     Ownership
                                     ---------
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
                                             Acquired on May 15, 2000 (30%)


On August 16, 1999, the Company formed a subsidiary, Pacific Bridge Net ("PBN") incorporated in the State of Nevada with a strategic alliance partner, Worldwide Wireless Networks, Inc. ("WWWN"). The initial capital of $250,000 was contributed 80% by the Company and 20% by WWWN. PBN acquired know how and technology from WWWN for $50,000, including specifications to design, patent, manufacture, and sell for certain wireless infrastructure equipment. During the last quarter of 2000, WWWN was unable to deliver the technology and in February 2001, the strategic relationship with WWWN was terminated by a mutual agreement.

During 2000, the Company acquired 90% equity interest in CMS Technology Limited
(CMS), a company incorporated under the laws of the Hong Kong Special Administrative Region, through two transactions which were accounted for under the purchase method of accounting. (Note 6)

On May 28, 2001, the Company established a wholly owned subsidiary, Bridge Technology Ningbo Co. Ltd. ("Ningbo"), in the City of Ningbo, Zhejiang Province of China. Ningbo facility is used to conduct assembly work for power supplies which will be sold to customers in the U.S. and other countries in
Asia.   As of December 31, 2001, the Company invested approximately $2.18 million in Ningbo.

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

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:

                                   Estimated Useful
                                     Life (in Years)
                                     -----------------
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

Accounting for the Impairment of Long-lived Assets and for the Long-lived Assets to be Disposed Of

Statement of the Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company reviews such assets for possible impairment whenever circumstances indicate that the carrying amount may not be recoverable. To the extent the carrying value of the asset exceeds its fair value, which is determined using discounted cash flows, a write down to fair value is made.

Investments

The Company has made investments in other entities (which are privately hold companies) in various industries for which its investment represents less than 20% of the voting stock of the investee and for which the Company does not otherwise exert significant influence. The Company accounts for these investments under the cost method and periodically reviews its investments to determine that the cost does not exceed the fair value of the investment.

Research and Development Expense

Research and development expenses are expensed when incurred. The Company incurred research and development expense of $339,380, $689,056 and $1,184,687 in 1999, 2000 and 2001.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts, reserve for obsolete inventory, and the deferred income tax asset allowance. Actual results could differ from those estimates.

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

For the year ended December 31, 2001, potential dilutive securities representing 1,729,000 outstanding warrants and options are not included since their effect would be anti-dilutive.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, for employees only, to account for stock-based compensation, utilizing the intrinsic method, in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock issued to Employees". The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB No. 25 and not the fair value method established by SFAS No. 123.

As required by SFAS No. 123, the Company has disclosed in Note 10 the pro forma effect of stock-based employee compensation at the grant date based on the fair value method. The fair value of the stock-based award is determined using a pricing model at grant date or other measurement date.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations. Comprehensive income (loss) is comprised of net income and all changes to shareholders' equity except those due to investments by owners and distributions to owners.


FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not have a material affect on the financial statements.

New Accounting Standards Not Adopted Yet

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, companies to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No.
141. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on the consolidated financial statements.

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

The Company expects that SFAS No. 143 and SFAS No. 144 will be adopted on their effective dates and that the adoption will not result in any material effects on its financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 2001 presentation.



Note 1.  Inventory

Inventory consists of:
                                                         December 31,
                                               ----------------------------
                                                    2000          2001
                                               ------------   -------------
Service parts                                  $  1,505,715    $  1,633,919
Work in progress                                    558,406         329,730
Finish goods                                     15,546,998      20,528,669
Allowance for slow moving items                    (619,504)       (799,774)
                                               -------------   -------------
                                               $ 16,991,615    $ 21,692,543
                                               =============   =============

Note 2.  Property, Plant and Equipment

Property, plant and equipment consists of:
                                                         December 31,
                                              -------------------------------
                                                    2000            2001
                                              --------------   --------------
Furniture, fixtures and equipment             $     730,967    $  3,076,718
Vehicles                                            100,748          35,053
Computer equipment                                  179,961          18,421
Leasehold improvements                              567,700         569,421
                                              --------------   --------------
                                                  1,579,376       3,862,612
Accumulated depreciation and amortization          (862,992)     (1,181,594)
                                              --------------   --------------
Property, plant and equipment, net             $    716,384    $  2,681,018
                                              ==============   ==============
Note 3.  Income Taxes

The income tax provision is as follows:
                                         Years ended December 31,
                            ------------------------------------------------
                                1999               2000             2001
                            -------------    --------------    -------------
Current
 Domestic
  Federal                   $     362,671     $     294,677     $          -
  State                                 -           103,889            6,400
 Foreign
  Japan                               612               592              443
  Hong Kong                             -           308,974          307,298
                             ------------      ------------      -----------
Total current                     363,283           708,132          314,141
                             ------------      ------------      -----------
Deferred
 Domestic
  Federal                               -                 -                -
  State                                 -                 -                -
 Foreign
  Japan                                 -                 -                -
  Hong Kong                             -           (76,575)         (22,293)
                             ------------      ------------      -----------
Total deferred                          -           (76,575)         (22,293)
                             ------------      ------------      -----------
Total                       $     363,283     $     631,557     $    291,848
                             ============      ============      ===========
                             F-15


Note 3. Income Taxes (Continued)

The difference between the effective income tax rate and the expected federal statutory rate is as follows:
                                            Years ended December 31,
                                          --------------------------
                                           1999      2000      2001
                                          ------    ------    ------
Federal statutory rate                     34.0%     34.0%     (34.0)%
State taxes, net of federal benefit         6.0       6.0       (6.0)
Subsidiary income not offset by NOL           -       -
Changes in valuation allowance              (2.2)    (5.2)      49.1
Impact from permanent differences           (2.0)    15.0       11.3
Foreign subsidiaries rate reduction           -     (16.2)      (6.3)
Other                                         -       2.9       (1.3)
                                          ------    ------    ------
Effective income tax rate                  36.0 %    36.5 %     12.8%
                                          ======    ======    ======

Net deferred tax assets consist of the following:

                                                   December 31,
                                                 ----------------------
                                                    2000        2001
                                                 ----------  ----------
Domestic (U.S.)
  Accrued bonus                                  $  14,000   $       -
  Audit service accrual                             14,000           -
  State taxes                                       37,421       2,176
  Accumulated depreciation                          65,175      91,843
  Provision for bad debts                          122,663     131,993
  Accrued vacation                                  49,091      58,121
  Inventory provision                               23,020      40,933
  Uniform capitalization - section 263A                  -      71,360
  Net operating loss carryforward                    5,539   1,058,496
  Valuation allowance                              (33,909) (1,454,922)
                                                 ---------   ---------

Net deferred tax assets                                  -           -

Foreign (Japan)
  Deferred tax assets:
   Net operating loss carryforward                 157,191           -
   Valuation allowance                             (93,990)          -
                                                  ---------   ---------
                                                    63,201           -
Foreign (Hong Kong)
  Accrued rebates                                 (137,693)          -
  Provision for bad debts                           24,964           -
  Reserve for obsolete inventory                    89,913           -
  Depreciation and amortization                     (3,609)     (4,097)
                                                  ---------   ---------
                                                   (26,425)     (4,097)
                                                  ---------   ---------
Net deferred tax assets                          $  36,776   $  (4,097)
                                                  =========   =========

                            F-16


Note 3.  Income Taxes (Continued)

A valuation allowance has been provided at December 31, 2000 and 2001 for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

Note 4.  Notes Payable

Note Payable to A Bank in the U.S.

In 2000, the Company obtained a revolving line of credit, as amended, from a commercial bank with an aggregate amount of principal not to exceed $4,000,000. Advances bear interest at the bank's index rate, as defined in the credit agreement. Repayment is in the form of a promissory note, which stipulates that all outstanding interest and principal are payable on or before June 30, 2001. The revolving line of credit is subject to certain restrictive covenants and is collateralized by substantially all of the Company's assets located in the U.S. As of December 31, 2001, the Company was not in compliance with the current ratio covenant, for which a waiver has not been obtained. At December 31, 2000 and 2001, the outstanding note payable was $4 million with interest at rate of 9.5% and 5.25%, respectively. The Company was in default per the terms of loan agreement and is negotiating with the bank to obtain an extension and new borrowing terms in 2002. There is no assurance that a new loan agreement will be worked out.

Note Payable to IBM

In 2000, CMS, a subsidiary of the Company located in Hong Kong, obtained a revolving loan facility from its main vendor, IBM, for the purpose of financing its purchases of goods from IBM. The facility was available to the Company for one year through September 26, 2001. The facility loan was secured by ways of first fixed charge against all the Company's receivable and credit balances placed with financial institutions together with first floating charge against certain assets, undertakings and rights as prescribed under the debenture agreement.

In 2001, the revolving loan facility from IBM was extended and will expire on
October 31, 2002.   The Company has provided a corporate guarantee as an
additional facility condition under a supplementary agreement signed on January 16, 2002. The facility can be further extended subject to mutual agreement. Applicable interest rate per annum was determined to be 2% over the prime lending rate in respect of US dollar loans from time to time quoted by the Hong Kong and Shanghai Banking Corporation in Hong Kong but no less than 9%.

As of December 31, 2000 and 2001, the note payable balance was $2 million and $5 million, respectively, bearing interest at a rate of 9.5% and 11.5% per annum, respectively.



Note 5.  Long Term Debt

                                                        December 31,
                                                 ---------------------------
                                                     2000           2001
                                                 ------------   ------------

Note payable with a foreign (Japan) bank,         $  132,815     $        -
  monthly payment of $1,625 including
  interest of 2.075%, due November 2003.
  Guaranteed by government Guarantee Association

Note payable with a foreign (Japan) bank,            220,990              -
  monthly payment of $6,824 including
  interest of 2.375%, due May 2004.
  Guaranteed by government Guarantee Association

Loan payable for the purchase of a vehicle,            2,921              -
  monthly payment of $501 including
  interest at 10.25%, collateralized by
  the related asset, due June 18, 2001

Note payable to the Small Business                   254,801        229,125
  Administration, collateralized by
  substantially all of the assets of Autec and personally guaranteed by four of the Company's shareholders, payable in monthly installments of $2,950, which includes interest at 4% per annum

Note payable to a U.S. Bank, collateralized          165,476        146,076
  by substantially all of the assets of Autec
  and personally guaranteed by four of the
  Company's shareholders, payable in monthly
  installments of $2,138, which includes
  interest at 4% per annum
                                                  -----------   ------------
                                                     777,003        375,201

Current portion                                     (155,980)       (46,901)
                                                  -----------   ------------
                                                 $   621,023   $    328,300
                                                  ===========   ============


The aggregate maturities of notes and loans payable are as follows:

    Year ending December 31,               Amount
    -------------------------           -------------
            2002                          $  46,901
            2003                             48,812
            2004                             50,801
            2005                             52,870
            2006                             55,024
         Thereafter                         120,793
                                        -------------
                                          $ 375,201
                                        =============





The note payable by Autec to the Small Business Administration and a U.S. bank includes various covenants. As of December 31, 2001 Autec was in compliance with the loan covenants.

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


Note 6.  Acquisition of CMS (Continued)

The acquisition was effective January 3, 2000. The acquisition transaction was accounted for under the purchase method. The estimated fair value of 60% of the net assets in CMS, amounted to $3,331,416. Consequently, the Company recognized goodwill of $2,668,584, which represented the excess of the value of the cash expended over the equity acquired and will be amortized over a five year period.

At the same time, a director and shareholder of the Company acquired 10% of equity interest in CMS. In accordance with the acquisition agreement, the Company has an option to acquire the remaining 30% of equity interest in CMS in exchange for 360,000 shares of the Company's common stock.

In May 2000, the Company exercised the option to acquire the remaining 30% interest in CMS. The acquisition was effective May 15, 2000. The estimated fair value of 30% interest of CMS amounted to $1,824,050. Consequently the Company recognized additional goodwill of $515,950, which represented the excess of the value of the Company's stock issued over the equity acquired and will be amortized over a five-year period.

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
                                                                 ===========




Note 7.  Commitments and Contingencies

The Company has committed to the Chinese government to contribute total registered capital of $10 million to the Ningbo facility within a three-year time period from May 2001 through May 2004.

In February 2001, the Company issued a press release to unilaterally sever relationship with Worldwide Wireless Networks, Inc. (WWN). Afterwards the Company entered into a verbal settlement with WWN to cancel all agreements, including the exchange of shares of common stock between the companies. This settlement agreement was reduced to writing by WWN and signed by the Company's President. WWN has not signed and has not complied with the settlement agreement up to the reporting date.

The Company is a party to legal actions that have arisen in the normal course of business. The following is a listing of matters that are required to be disclosed under generally accepted accounting principles.


Note 7.  Commitments and Contingencies (Continued)

During 2001, a complaint was filed against the Company for fees allegedly owed by the Company. The Company intends to vigorously defend this claim because the amount was deemed excessive comparing to the quality of services rendered. The estimated liability including interest, costs and statutory attorney's fees was approximately $100,000. The Company has recorded liabilities for this amount in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5").

During 2001, a complaint was filed against Autec Power System, Inc. ("Autec") for fees allegedly owed by Autec. The matter has been submitted to binding arbitration scheduled for hearing in April 2002. The estimated liability was approximately $136,000 to resolve this matter. Autec recorded liabilities for this amount in accordance with SFAS No. 5.

During 2001, a complaint was filed against the Company for fees alleged to be due on an acquisition which was not consummated. The complaint seeks for damage of approximately $2 million where as the Company believes that the complaint is without merit and will be resolved in favor of the Company. The Company tendered this case to its insurance carrier for settlement and did not accrue any liabilities for this matter.

During 2001, a complaint was filed against the Company for an alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, a corporation owned by the Company's President, which filed for liquidation under federal bankruptcy laws on April 6, 2000. The Company purchased from Allied Web certain assets including used computers, inventories, and used furniture and fixtures for approximately $191,640 based on the book value of these assets acquired from Allied Web in June 1997.
Other than this transaction, the Company did not have any transaction with Allied Web afterwards. The Company considers that this action has no merit and will vigorously defend itself. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter.

A former shareholder of Autec Power Systems has filed in 2001 a complaint against the controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc. alleging that he/they did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. While an attempt to settle this complaint have been made, the parties have not reached a settlement. The Company believes that the complaint is without merit as to Bridge Technology, Inc. and will be resolved between the parties. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter.

Operating Lease Commitments

The Company signed an operating lease for a building from an entity owned by certain shareholders. The lease term is 20 years and expires in December 2017. The Company entered into a sublease agreement with another related party, for a portion of the building for a monthly payment of $1,380, through October 2003.

Autec leases facilities under an operating lease from a company owned by a major stockholder. The lease calls for monthly lease payments of $16,500, subject to cost of living adjustment, through 2007. Autec entered into a sublease agreement with an entity owned by certain shareholders, for a portion of the facility for a monthly payment of $4,125. The term of the sublease was for 10 years.

Bridge Technology Ningbo Co., Ltd. ("Ningbo") leases a manufacturing facility in the City of Ningbo, Zhejiang Province of China. This lease requires a monthly payment of $12,513 through December 2005.

Note 7.  Commitments and Contingencies (Continued)

The following table represents the consolidated rental commitments at December 31, 2001.

Year ending December 31,               Amount
   --------------------------          -------------
            2002                        $   509,754
            2003                            523,771
            2004                            542,393
            2005                            555,248
            2006                            570,826
         Thereafter                       5,048,651
                                       -------------
                                        $ 8,346,681
                                       =============




Total rental expense for the year ended December 31, 1999, 2000 and 2001, was $392,334, $595,934 and $556,756, respectively.

Note 8.  Related Party Transactions

On December 31, 2001, the Company reached an agreement with a member of board of directors of the Company. In accordance with the agreement, the Company agreed to sell 85% of its equity interest in Newcorp Technology Co. Ltd. ("Newcorp") (which was a wholly owned subsidiary of the Company before December 31, 2001.) in exchange for 65,000 shares of the Company's common stock held by the director. Because there was a negative equity of approximately $273,350 in Newcorp, the Company accounted for this transaction by recognizing 273,350 in additional paid-in capital and placing no value on the 65,000 shares of treasury stock. After this transaction, the Company owns a 15% equity interest in Newcorp valued at zero cost. The consolidated balance sheet does not reflect any assets and liabilities of Newcorp and the consolidated statement of operations contains the results of operations in Newcorp through December 31, 2001, the date of disposal.

At December 31, 2001, the Company wrote off a shareholder loan receivable of $225,000 and related interest receivable of approximately $37,550 because this shareholder's business suffered consecutive losses in 2000 and 2001 and management assessed that the receivable was fully impaired.

As a result of selling 150 shares of common stock of ADTX, a Japan-based company, held as an investment, the Company recorded an investment gain of approximately $879,000, net of cost of $31,145 and selling expense of $2,382. Of the total proceeds of approximately $910,000, $300,000 was lent to Newcorp. At December 31, 2001, there is a total related party receivable from Newcorp of $500,000 which does not bear interest and related party payable of $160,000 to Newcorp which did not bear interest.

During 2001, the Company borrowed $1,000,000 from an entity owned by an officer and shareholder at a variable interest rate (5.0% at December 31, 2001) and maturing in September 2011. During 2001, the Company repaid $10,021 of principal and $9,185 of interest on this loan. As of December 31, 2001, principal of $989,979 and accrued interest of $0 were outstanding. Future commitments for principal payments are as follows: $75,118 in 2002, $79,950 in 2003, $85,092 in 2004, $90,566 in 2005, $96,391 in 2006, and $562,862
thereafter.


Note 8.  Related Party Transactions (Continued)

Autec purchases product from an entity owned by the family of the Company's chairman. As of December 31, 2000 and 2001, respectively, the Company had $0 and $788,398 of accounts payable to this vendor. During 1999, 2000 and 2001, respectively, the Company purchased approximately $2,043,000, $257,000 and $1,560,000 from this vendor.

In the ordinary course of business, Newcorp Japan engaged in transactions with Digital Stream Corporation ("DSC"). Newcorp Japan has an officer who is also a director and major shareholder in DSC. DSC leases office space to Newcorp Japan.

Transactions with DSC were as follows:

                                            Year Ended December 31,
                                     -------------------------------------
                                        1999          2000         2001
                                     -----------   ----------   ----------

        Purchases                    $   52,851     $        -  $      -
        Rent                             11,749         11,132         -
                                     -----------   -----------  ----------



During the years ended December 31, 1999, 2000 and 2001, Autec was reimbursed for certain operating and overhead expenses attributable to an entity, owned by one of the Company's major shareholders. The amount of $28,107, $21,932 and $22,143 represented the unreimbursed expense due from the related party as of December 31, 1999, 2000 and 2001, respectively.

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

During 2000, $2.9 million was loaned to the Company, at an interest rate of 9.5%, due on demand from shareholders and entities owned by shareholders and officers, for the purchase of CMS. During 2001, an additional $30,000 was loaned to the Company by a shareholder at an interest rate of 9.5%, due on demand. Principal of $100,000 and $700,000 and interest of $152,859 and $322,066 were paid during 2000 and 2001, respectively. At December 31, 2000 and 2001, respectively, there was an accrued interest payable of $88,919 and $0 and a total interest expense of $241,778 and $233,148.


Note 9.  Shareholders' Equity

1999

During March 1999, the Company sold 600,000 shares of common stock at $0.75 per share and received proceeds of $450,000.

During June and July 1999, the Company sold 700,000 shares of common stock at $1.00 per share and received proceeds of $700,000.

During July and August 1999, the Company sold 120,000 shares of common stock at $2.00 per share and received proceeds of $240,000.

In October 1999, the Company granted 310,000 stock warrants to key employees, officers and directors. Accordingly, a non-employee director compensation cost of $34,500 was recognized and included in general and administrative expense for 1999.

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

In December, 1999, the Company committed to issue 2,764,250 shares of common stock in exchange for 100% equity interest in Autec Power Systems Inc. The transaction was accounted for as a pooling of interest, therefore, the financial statements have been retroactively restated to include all activities of Autec Power Systems, Inc. for all periods presented.

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
                                      ============   ============



Note 9.  Shareholders' Equity (Continued)

2000

During 2000, employees of the Company exercised warrants to acquire 21,000 shares of the Company's common stock. Proceeds received from the exercise totaled $54,250.

In May 2000, the Company acquired five patents, including design and tooling from an unrelated entity for $190,000, in exchange for 40,000 shares of common stock at market price of $4.75 per share.

2001

On December 31, 2001, the Company sold 85% of its equity interest in Newcorp Technology Co. Ltd. in exchange for 65,000 shares of the Company's common stock, which is accounted for as treasury stock at December 31, 2001.

Note 10.  Stock Options and Warrants

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

Warrants activities in the Company for 1999, 2000 and 2001 were summarized as follows:

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
                                     =========  =========









Note 10.  Stock Options and Warrants (Continued)

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

In April 2001, the Company granted 15,000 warrants to an advisory board member with an exercise price of $3.00 and vesting immediately.

The Company follows APB No. 25 and related interpretations to account for stock options granted to employees. During 1999, 2000 and 2001, the Company did not recognize any compensation costs for options granted to employees as the exercise price equaled the fair value of the Company's common stock on the date of grant.

The Company adopted SFAS No.123 to account for stock warrants granted to non-employees using the Black Scholes option pricing model to determine the fair value of the warrants granted. The Company recognized $36,334, $6,247 and $0 stock compensation expense for the warrants granted to non-employees in 1999, 2000 and 2001, respectively.

The assumptions used in the Black Scholes option pricing model in 1998, 1999 and 2000 were as follows:


                                             December 31,
                                 -----------------------------------------
                                    1999             2000        2001
                                 ------------    -------------- -----------

Discount rate - bond yield rate  5.86% - 6.03%   6.18% - 6.34%        4.14%
Volatility                       25.0% - 47.0%           14.5%        14.2%
Expected life                    2 - 5 years     2 -3 years        2 years
Expected dividend yield          -               -                      -
                                 -------------   -------------- -----------



In 1999 using the Black Scholes option pricing model, the Company determined that the fair value of warrants with different exercise prices ranged from $0.11 to $0.46 per share. The fair value of the total warrants granted was $148,100.

In 2000 using the Black-Scholes option pricing model, the Company determined that the fair value of warrants with different exercise prices granted ranged from $0.01 to $0.37 per share. The fair value of the total warrants granted was $225,381.

In 2001 using the Black-Scholes option pricing model, the Company determined that warrants granted had no fair value.





Note 10.  Stock Options and Warrants (Continued)

Had the Company determined compensation cost based on the fair value at the grant date for its warrants under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                         Year ending December 31,
                                    ------------------------------------
                                      1999          2000         2001
                                    ---------     ---------    ---------
Net income (loss)
  As reported                      $  660,721    $1,099,160   $(2,735,034)
  Pro forma                        $  552,621    $  876,360   $(2,735,034)

Basic earnings (loss) per share
  As reported                      $     0.07    $     0.10   $     (0.25)
  Pro forma                        $     0.06    $     0.08   $     (0.25)

Diluted earnings (loss) per share
  As reported                      $     0.06    $     0.10   $         -
  Pro forma                        $     0.05    $     0.08   $         -


The following table summarizes information about Warrants outstanding as of December 31, 2001:

           Warrants Outstanding and Exercisable
           --------------------------------------
                         Weighted
                         Average        Weighted
                         Remaining      Average
 Exercise  Number        Contractual    Exercise
 Price     Outstanding   Life           Price
----------------------   ------------------------
 $ 1.75     349,000       3.08 years    $ 1.75
 $ 1.87     600,000       2.00 years    $ 1.87
 $ 2.00     105,000       0.96 years    $ 2.00
 $ 3.00     125,000       2.00 years    $ 3.00
 $ 3.00      60,000       1.17 years    $ 3.00
 $ 3.50      95,000       2.08 years    $ 3.50
 $ 4.50      10,000       1.00 years    $ 4.50
 $ 5.00     385,000       2.28 years    $ 5.00
          ---------                     ------
          1,729,000                     $ 2.78
          =========                     ======

                             F-26


Note 11.  Concentration of Customer and Suppliers

The Company derived a significant portion of its revenue from sales to certain customers. Sales as a percentage of total sales were as follows:

                                Years Ended December 31,
                            ----------------------------------
                             1999          2000          2001
                            ------        ------        ------
     Customer A               12 %           6 %           2 %
     Customer B               24             3             4
     Customer C               11             -             3
     Customer D                9            10             1
     Customer E                -            11            24
     ---------------------------------------------------------
                              56 %          30 %          14 %
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


                            F-27




Note 13. Segment Information

Industry segments:


1999                      Manufacturing  Distribution     R&D         Total
----                     -------------  ------------  ----------  -------------
Assets                       9,097,868      3,927,065    258,623     13,283,556
Revenue                     19,227,878     15,044,309          -     34,272,187
Operating income before
  income taxes and minority
  interest                   1,593,660       (581,104)         -      1,012,556
Depreciation and
  amortization expense          90,131         72,694          -        162,825
                         -------------  ------------  ----------  -------------


2000                      Manufacturing  Distribution     R&D         Total
----                    -------------  ------------  ----------  -------------
Assets                     15,318,477     29,383,241     21,203     44,722,921
Revenue                    28,137,002     92,781,772          -    120,918,774
Operating income before
  income taxes and minority
  interest                  1,638,846        495,973   (170,674)     1,964,145
Depreciation and1
  amortization expense        138,812        706,921     12,171        857,904
                         -------------  ------------  ----------  -------------


2001                      Manufacturing  Distribution     R&D         Total
----                    -------------  ------------  ----------  -------------
Assets                      6,731,198     33,884,953     15,113     40,631,264
Revenue                    16,119,826    125,787,553          -    141,907,379
Operating income before
  income taxes and minority
  interest                 (2,161,178)      (160,611)       (68)     2,321,857
Depreciation and1
  amortization expense        115,557         47,697          -        163,254
                         -------------  ------------  ----------  -------------



Note 13. Segment Information (Continued)

Geographic segments:


1999                   United States     Asia         Other        Total
----
Long lived assets     $    1,094,722    $    83,817   $      -     $ 1,178,539
Revenue                   31,643,293      2,227,051    401,843      34,272,187

2000
----
Long lived assets          3,715,708        136,897          -       3,852,605
Revenue                   47,899,565     72,709,064    310,145     120,918,774


2001
----
Long lived assets            553,639      2,127,380          -       1,681,019
Revenue                   35,659,449    106,247,930          -     141,907,379


                             F-28




Note 14.
On March 18, 2002, the Board of Directors of the Company held a meeting and voted to spin Autec off as a dividends to the existing Shareholders of the Company subject to whether or not it will be taxable transaction and approval by Shareholders during upcoming Shareholders meeting.






                            F-29




             Schedule II - Valuation and qualifying accounts for the years ended December 31, 1998, 1999 and 2000

                                            Amount
                               Beginning   Charged                 Ending
Description                    Balance     to Expense  Deductions  Balance
                               ---------   ----------  ----------  ---------
Allowance for doubtful accounts
  Fiscal 1999                  $ 106,498   $   6,413   $      -    $ 112,911
  Fiscal 2000                  $ 112,911   $ 382,693   $ 29,948    $ 465,656
  Fiscal 2001                  $ 465,656   $ 106,584   $264,134    $ 308,106

Reserve for inventory obsolescence
  Fiscal 1999                  $ 208,865   $       -   $ 40,764    $ 168,101
  Fiscal 2000                  $ 168,101   $ 451,403   $      -    $ 619,504
  Fiscal 2001                  $ 619,504   $ 180,270   $      -    $ 799,774


                            F-30





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Executive officers of the Registrant are as follows:

                                                              Year First
Name              Age  Position                               Became Officer
----------------------------------------------------------------------------
Winston Gu         50  Chairman & Chief Execurive Officer (1)     1999

John Harwer        55  President                                  1997

James Djen         48  Managing Director                          1997

John T. Gauthier   74  Chief Financial Officer                    1997



Mr. Gu has served as Chief Executive Officer from December 1999 to January
2001.
He also serves as a Director  since 1997 and Chairman since December 1999.

John Harwer was appointed President in 1997. He also serves as a member of the Board of Directors.

James Djen was appointed President in January 1999 and Managing Director in January 2000 and as Chief Executive Officer in January 2001. He also serves as a member of the Board of Directors.

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


ITEM 10. EXECUTIVE COMPENSATION.

The following table shows all cash compensation for services rendered during the last five fiscal years ended December 31, 2001 paid by our Company to each of our Company's executive officers whose cash compensation exceeded $100,000.


                                                  Long Term Compensation
                                                  ----------------------
                    Annual Compensation         Awards             Payouts
                ------------------------- ----------------- ---------------------
                                                   Secu-
                                                   rities
                                  Other   Restr-   Under-
                                  Annual  icted    lying
Name and                          Compen- Stock    Options/ LTIP    All Other
Principal       Salary   Bonus    sation  Award(s) SAR's    Payouts Compensation
Position   Year ($)      ($)      ($)     ($)      ($)      ($)     Warrants
----------------------------------------------------------------------------------
Winston Gu 2001 120,000
 CEO       2000 120,000                                             50,000 @ $1.875
           1999  75,000  200,000                                    25,000 @ $5.00
           1998  60,000  200,000

J. Djen    2001 120,000
 Managing  2000 120,000                                             50,000 @ $1.875
 Director  1999 120,000        0  0       0        0        0       25,000 @ $5.00
           1998 159,900        0  0       0        0        0       45,000 @ $3.50
           1997  82,000        0  0       0        0        0       45,000 @ $2.00

J. Harwer  2001 120,000
 President 2000 120,000                                             50,000 @ $1.875
           1999 120,000        0  0       0        0        0       25,000 @ $5.00
           1998 158,333        0  0       0        0        0      100,000 @ $1.75
           1997  98,333        0  0       0        0        0            0

R. Fox     2001 120,000
 General   2000 120,000                                             15,000 @ $1.875
 Manager   1999 125,000        0  0       0        0        0       15,000 @ $5.00
 PTI       1998 123,637        0  0       0        0        0       30,000 @ $3.50
 Enclosures1997  73,839        0  0       0        0        0       30,000 @ $2.00

John T.    2001 120,000
 Gauthier  2000 120,000                                             50,000 @ $1.875
 Chief     1999  60,000                                             25,000 @ $5.00
 Financial 1998  36,000
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


Name and Address
of Title of                    Preferred   Common               Class
Beneficial Owner               Shares      Shares          %    Ownership
--------------------------------------------------------------------------
Winston Gu (3)                             2,773,334      25.5  Common
12601 Monarch Street
Garden Grove, CA 92841

James Djen (1)                               565,000       5.2  Common
12601 Monarch Street
Garden Grove, CA 92841


John T. Gauthier (1)                         299,206       2.8  Common
12601 Monarch Street
Garden Grove, CA 92841

John J. Harwer                                     0       0    Common
and Oliva Harwer Trust (1)
12601 Monarch Street
Garden Grove, CA 92841

Hideki Watanabe (1)                          300,000       2.8  Common
4-14-2 Nagatsuda, Midori-Ku
Yokohama-Shi, Kanagawa-Ken, Japan

Cayman Computer                              373,206       3.4  Common
Alliance Corporation
12601 Monarch Street
Garden Grove CA 92841

COMMON
All Officers & Directors (2)               5,288,334      48.7  Common


(1) Officer and/or Director of our Company.
(2) Officers and Directors as a Group. The balance of our Company's outstanding Common Shares is held by approximately 2800 persons.
(3) Include shares owned by wife Jeannie Gu.

Warrants activities in the Company for 1998, 1999 and 2000 were summarized as follows:
                                                Weighted
                                                Average
                                                Exercise  Vesting Expiration
                                      Shares      Price   Period     Date
                                    ----------  --------  ------- ----------
Outstanding at January 1, 1998        180,000      2.460   None    01/15/03
Warrants carried over from PTI        105,000      3.500   None    01/30/04
Warrants granted                      360,000      1.750   None    01/30/04
                                    ----------  --------  ------- ----------

Outstanding at December 31, 1998      645,000      2.230

Warrants granted                      310,000      5.000    None   01/15/03
Warrants granted to consultant         50,000      5.000    None   10/11/01
Warrants exercised                    (75,000)    (1.000)
                                    ----------  ---------  ------- ---------

Outstanding at December 31, 1999      930,000      3.400

Wattants granted                      600,000      1.875     None  12/21/02
Warrants granted to Advisory Board     30,000      3.000     None  12/21/02
Warrants granted to consultant        125,000      3.000     None  02/07/04
Warrants granted to consultant         15,000      3.000     None  12/21/02
Warrants granted to consultant         10,000      4.500     None  12/21/02
Warrants granted to consultant         25,000      5.000     None  12/21/02
Warrants exercised                    (21,000)    (2.580)
                                     ---------  ---------  -------- --------

Outstanding at December 31, 2000     1,714,000     2.780
                                     =========  =========




The following table summarizes information about Warrants outstanding as of December 31, 1999:

                     Warrants Outstanding            Warrants Exercisable
               ----------------------------------    ----------------------
                            Weighted
                            Average      Weighted                 Weighted
                            Remaining    Average                  Average
   Exercise    Number       Contractual  Exercise    Number       Exercise
   Price       Outstanding  Life         Price       Exercisable  Price
  -------------------------------------------------------------------------
   $ 1.75      360,000      4.04 years   $ 1.75      360,000      $ 1.75
   $ 3.50      210,000      3.04 years   $ 3.50      210,000      $ 3.50
   $ 5.00      360,000      4.37 years   $ 5.00      360,000      $ 5.00
              ---------                             ---------
               930,000                               930,000
              =========                             =========


The following table summarizes information about Warrants outstanding as of December 31, 2000:

                    Warrants Outstanding              Warrants Exercisable
           --------------------------------------   -------------------------
                         Weighted
                         Average        Weighted                    Weighted
                         Remaining      Average                     Average
 Exercise  Number        Contractual    Exercise     Number         Exercise
 Price     Outstanding   Life           Price        Exercisable    Price
-----------------------------------------------------------------------------
 $ 1.750    349,000       3.08 years    $ 1.750        349,000      $ 1.750
 $ 1.875    600,000       2.00 years    $ 1.875        600,000      $ 1.875
 $ 2.000    105,000       1.96 years    $ 2.000        105,000      $ 2.000
 $ 3.000    125,000       3.00 years    $ 3.000        125,000      $ 3.000
 $ 3.000     45,000       2.00 years    $ 3.000         45,000      $ 3.000
 $ 3.500     95,000       3.08 years    $ 3.500         95,000      $ 3.500
 $ 4.500     10,000       2.00 years    $ 4.500         10,000      $ 4.500
 $ 5.000    385,000       3.28 years    $ 5.000        385,000      $ 5.000
          ---------                                  ---------
          1,714,000                                  1,714,000
          =========                                  =========



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation except as disclosed in the Notes to the financial statements.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) INDEX TO EXHIBITS

Exhibit
Number      Description
----------  ----------------------------------------------------------------
EX-3   (i)  ARTICLES OF INCORPORATION

EX-3.A (i)  Newcorp Technology, Inc. (Nevada), Incorporated March 15,
            1999 (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

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

EX-10.D EEMB, Co. Ltd. China Agreement, dated November 11, 1997, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10(C) filed December 23, 1998 with the Commission)



EX-10.E Newcorp Technology, Ltd. (Japan) Stock Exchange Agreement, as entered into November 11, 1997, (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 10(D) filed December 23, 1998, with the
            Commission)

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


EX-99       ADDITIONAL CONTRACTS

EX-99.A Assignment of Trademarks (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)

EX-99.B     Property Lease (incorporated by reference to Bridge
            Technology, Inc. Form 10KSB filed March 31, 1999)

EX-99.C Incentive Stock Option Plan (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2 filed December 23, 1998, with the Commission)

EX-99.D     Distribution Product Rights Development Agreement dated
            July 1, 1999

EX-99.E     Five recently acquired patents.  Submitted by hard copy only.

EX-99.F     CMS Technology Ltd. (Hong Kong) Financial Statements









SIGNATURES
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Registrant: BRIDGE TECHNOLOGY, INC.
            -----------------------

By:	James Djen
	----------------------
	James Djen, CEO

Date:	March 31, 2002
	----------------------


By:	John T. Gauthier
      ----------------------
	John T. Gauthier, CFO

Date:	March 31, 2002
	----------------------

Pursuant to the requirements of the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Winston Gu
	----------------------
	Winston Gu, Chairman

Date: March 31, 2002
	----------------------


By:	John T. Gauthier
	----------------------
	John T. Gauthier, CFO

Date: March 31, 2002
	----------------------


By:	John Harwer
	----------------------
	John Harwer, President

Date: March 31, 2002
	----------------------


By:   James Djen
      ----------------------
      James Djen, CEO

Date: March 31, 2002
      ----------------------