Form 10-K/A
period 2001-12-31
BRIDGE TECHNOLOGY INC
filed 2002-07-29
CIK 1048273

ver. O
                           UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                             Form 10-K
                          Amended 10K #1
	This document is being filed to amend the Registrant's previously filed 10-K to include audited financial statements. Other parts of the document have been revised to conform to information contained in these financials statements.




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

State issuer's revenues for its most recent fiscal year.   $142,020,299
                                                          --------------
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) December 31, 2001 $14,400,000
-----------------------------------------------------------------------------

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Common Stock, $0.01 Par Value - 10,863,186 shares as of December 31, 2001
-----------------------------------------------------------------------------

TABLE OF CONTENTS                                     	            PAGE
-------------------------------------------------------------------------

PART I

Item 1.  Business.                                                     5

Item 2.  Properties.                                                  16

Item 3.  Legal Proceedings.                                           17

Item 4.  Submission of Matters to a Vote of Security Holders.         18


PART II

Item 5.  Market for Registrant's Common Equity and Related            19
           Stockholder Matters.

Item 6.  Selected Financial Data.                                     20


Item 7.  Management's Decision and Analysis of Financial              22
           Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures About               33
           Market Risk.

Item 8.  Financial Statements and Supplementary Data                  34

Item 9.  Changes in and Disagreements with Accountants on             75
           Accounting and Financial Disclosure.


PART III

Item 10. Directors and Executive officers of the Registrant.          75

Item 11. Executive Compensation.                                      77

Item 12. Security Ownership of Certain Beneficial Owners and          78
         Management.

Item 13. Certain Relationships and Related Transactions.              79


PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.                                       79


SIGNATURES                                                            81

PART I


Important Factors Related to Forward-Looking Statements and
Associated Risks

This Amended Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that the Company will be able to meet its current operating cash and debt service requirements with internally generated funds and its available line of credit, that it will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not change materially or adversely, that the Company will retain existing key personnel, that the Company's forecasts will reasonably anticipate market demand for its products, and that there will be no materially adverse change in or affecting the Company's operations or business. Related or other factors that could cause results to vary materially from current expectations are discussed below in this Part 1,
Item 1 or elsewhere in this Amended Form 10-K, including Part I, Item 3; and Part II, Items 5,7 and 8. Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments.
The impact of which may cause the Company to alter its forecasts, which may in turn affect the Company's results. The Company does not undertake to update any forward-looking statements made herein, and shall do so only as and when the Company determines to do so. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers are cautioned against giving undue weight to forward-looking statements and are asked to consider all of the factors referred to herein, in subsequent filings by the Company with the Securities and Exchange Commission or elsewhere.

ITEM 1. BUSINESS.

Bridge's vision is to develop state-of-the-art power electronics components. The Company uses these components to design leading edge subsystems and products for information technology, medical, gaming and communications industries. To capitalize on the potential of these designs the Company endeavors to develop, purchase, assemble, integrate, manufacture, test, package, market and sell a broad family of products. Company established operating divisions and subsidiaries under several separate business names, each focused on specific products and sales channels.

Bridge uses in-house development, joint ventures, licensing, and acquisition of leading edge technologies and companies to deploy them in new products for OEM customers. The Company is creating innovative products demanded by computer and communications equipment Original Equipment Manufacturers (OEMs), value-added resellers and system integrators, and ultimately by the end users. The Company sells these products directly to OEMs and systems integrators, and through selected distributors and manufacturer's representatives. We currently employ approximately 356 full time employees, including senior management and manufacturing personnel and 25 administrative personnel.

Currently the Company has four wholly owned subsidiaries: PTI Enclosures, Inc. (USA), Bridge Technology Ningbo Co., Ltd., Bridge R&D, Inc. (USA), and Autec Power Systems, Inc. (USA). In addition the Company owns a 90% interest in CMS Technology (Hong Kong). The Company also owns minority shares in several small companies in the USA and overseas.
The Company has two primary groups:
I)	POWER ELECTRONICS GROUP: AUTEC (USA), PTI (USA), Bridge Technology
        Ningbo (China)
II)	CHANNEL DISTRIBUTION GROUP: Bridge R&D, CMS Technology, Ltd.

POWER ELECTRONICS GROUP:
------------------------

Autec Power Systems Inc.
------------------------
Through an exchange of shares of common stock effective December 1, 1999, the Company acquired 100% of the equity interest in Autec Power Systems Inc. ("Autec"). The exchange was on the basis of one share of the Company's common stock for two shares of Autec common stock outstanding.

Autec designs, develops, engineers and produces high quality power supplies for a diversified list of clientele. Autec also sells a family of proprietary automobile power adapters and selected clear plastic consumer electronics products to its customers. Mr. Winston Gu, Chairman and principal shareholder of Autec serves as the Company's Chairman and a member of the Executive Steering Committee.

The Company opened its new 110,000 square feet, Ningbo, China electronics manufacturing operation in May 2001 and commenced hiring and training of manufacturing personnel. Current Ningbo factory capacity is 600,000 power supply units per month per single shift, with two of the six planned production lines operational. The Company power electronics division expects to increase its revenues by providing products and contract manufacturing services to major OEM customers. The Company expects that its new facility will gradually increase its utilization during 2002 and operate near or at capacity by 2004. The maximum theoretical plant capacity can be expanded by adding 4 additional double-sided production lines. No assurances can be given that the Company will be able to increase utilization or revenues.

PTI Enclosures, Inc. (PTI)
--------------------------
Delivering the shortest time to market to the OEM customers is PTI, Inc.'s main business objective. PTI is focused on designing, developing, manufacturing, testing, and selling custom-designed enclosures, power supplies and complete subsystems for computer peripherals, tele-communications equipment, medical equipment, gaming equipment and other electronics devices. Customers include major computer and computer peripheral manufacturers, telecommunications manufacturers, government entities, manufacturers of gaming devices and medical instrumentation manufacturers who use PTI's capability to produce OEM products manufactured to their exact specifications. All OEM based and custom designed products provide high quality at competitive prices.
PTI also sells products to sub-system integrators who add the peripherals and software to PTI's enclosures and then sell these complete products to the end users. The enclosures PTI provides encompass hard drive enclosures, tape enclosures, CD tower enclosures, RAID disk array enclosures, communications system enclosures, medical system enclosures, various server enclosures and other enclosures. PTI also supplies enclosures and power supplies for several special-purpose systems.

Newcorp Technology, Ltd. (Japan)
-------------------------------
The Company reduced its interest in Newcorp Technology, Ltd. Japan (Newcorp) as of December 31, 2001, selling 85% of Newcorp for 65,000 shares of Bridge Technology, Inc. common stock to Mr. Hideki Watanabe, the President of Newcorp Technology Ltd. Japan and a Director of Bridge Technology, Inc..

II. CHANNEL DISTRIBUTION GROUP:
------------------------------
Bridge R&D has two main distribution activities, Classic Trading and DataStor. Classic Trading supports leading OEM manufacturers in distributing their products under contractual arrangements. In today's environment we have been fortunate in growing this aspect of our business. In addition to Classic Trading, the Company operates DataStor, as a division of Bridge R&D.

DataStor is a brand name of a family of products marketed by Bridge
R&D, Inc. under the name "DataStor" by the DataStor group. DataStor group identifies, designs, procures, lightly manufactures, assembles, tests and distributes metal and plastic enclosures, brackets and enhancement kits for a variety of computer platforms. Certain products are produced under specific contracts with several manufacturers. DataStor group also sells external peripheral kits consisting of enclosures and power supplies, mounting brackets for various peripherals in PC systems. DataStor group supplies various mass storage enabling products, including enclosures for 1 to 7 drives, drive mounting brackets, and fixed and removable mounting bracket kits.

DataStor group sells its products to Ingram Micro, a major distributor of computer products. Ingram Micro provides virtual inventory warehouse and supply operations to national resellers including NECX and others, who further sell to the second tier distributors and systems integrators. Other customers are master resellers who sell to second and third-tier OEMs, Value Added Resellers (VARs) and system integrators. DataStor group is dedicated to maintaining its market position as an industry leader in making cutting edge technology available to customers. DataStor group is constantly researching market demand and developing new product lines and solutions.

CMS Technology, Ltd. (Hong Kong)
--------------------------------
CMS markets and sells IBM Technology Group products, with main emphasis on the sales of computer hard disk drives in the Hong Kong and Mainland China markets. CMS was established under the laws of the Hong Kong Special Administration Region of China on June 22, 1998. CMS signed the first OEM distribution agreement with International Business Machines Corporation
(IBM) on June 24, 1998 as an authorized distributor of IBM hard disks and other IBM Technology Group products for the assigned territory including China, Vietnam and the Philippines. CMS management has over 40 years of experience in marketing and sales of mass storage peripherals. Prior to establishing the CMS Hong Kong operation the CMS team has been selling hard drives and tape drives produced by all major vendors. CMS management gained significant experience in doing business in China through involvement in manufacturing and distribution during the past fifteen years. Combining the experience of doing business with Chinese customers with an intimate knowledge of mass storage business, CMS quickly penetrated the rapidly growing China market with IBM hard disk drive storage products. CMS is focused on sales to major OEM customers, while building a strong company and brand name reputation with the distribution and systems integration customers.

CMS settles all sales in Hong Kong in HK dollars, primarily for collectability and readily convertibility to U.S. currency. In addition, Hong Kong assures the most favorable exchange rates, and also protects CMS against any currency fluctuations, since the HK dollar is firmly tied to the US dollar.
CMS manages its inventory under the terms of its contract with IBM, which affords CMS price protection against decreases in the market price of hard disk drives. CMS turns its inventory in less than 60 days, while it has price protection for up to 90 days on all unsold inventory in stock.

The simple and effective structure of CMS requires almost no material capital investment in property and equipment. CMS infrastructure is very efficient and we reported revenues of more than $2.27 million per employee in 2001.
The value of property and equipment used in 2001 was less than $70,000, and it is expected to remain unchanged in the near future. CMS maintains a close relationship with IBM management and IBM field engineering. CMS understands End-of-life product management, new product launch and timely availability to the sales channel, and the related critical inventory management throughout the entire life cycle of each generation of hard disk drive products. We are planning to further expand our product line with IBM, working closely with our customers in procuring additional new products.

Our customers are of paramount importance to our continued growth. We work closely with our customer's engineering, purchasing, sales and marketing teams to create a long-term relationship of trust and mutual success. We support our customers with early evaluation units of new products, engineering support during the qualification and selection process, preliminary specifications and ongoing qualify maintenance. In 2001 Legend Holdings Ltd. accounted for 20 percent of sales.

CMS has five Master resellers in China, who support our regional resellers in the surrounding cities. We support all of our major resellers from our Hong Kong headquarters. Each of our Master resellers has a minimum of five years of experience selling and supporting hard drives in their territory.

Although CMS has become a dominant supplier of IBM drives to the China market, we have strong competitors in other parts of Asia. From time to time product originally sold to other parts of Asia flows into the China market without IBM authorization. These competitors are primarily other IBM Authorized Distributors in South Asia Pacific Region, including, CES International Limited (Singapore based company), Xanders International and Acer (both Taiwan based companies).

We utilize standard RMA (Return Material Authorization) process to manage the replacement of hard disk drives that fail within the warranty period.
We record the serial numbers of all hard disk drives shipped to our customers, and when submitted to us for RMA replacement by our customers, we check them against the serial numbers in our database. This allows us to track 100% of the drives we sold. We are also able to track the drives sold by un-authorized channels, and determine the original source of these products. Historical overall RMA rate runs between 3% to 5%, depending on the specific model. As long as we replace defective units in a timely manner, the IBM RMA policy allows us to minimize any losses due to out-of-warranty replacement claims.

CMS revenue projections are very conservative, as we typically base our forecast primarily on our historical internal organic growth. However, in light of China's recent accession to the World Trade Organization, CMS management believes we will be able to increase the scope of our activities with IBM and further strengthen our already close relationships within the People's Republic of China. We believe that with additional financing we could increase revenue and accelerate the growth of the sales channel base by focused expansion into this rapidly growing market.
Since China was elected to host the Olympic games in 2008, we expect significant increases in IT spending to accelerate at least until 2008.

The ability of CMS to sustain the historical growth of revenues and profits will depend, in part, upon the successful marketing of new products, which depends on the successful and timely introduction of new products by IBM. It further depends on CMS ability to perform to IBM forecast, and availability of additional financing to fund the expected additional growth. The market for hard disk drives is a commodity market, characterized by continued big increases in storage capacity and by brutal and sometimes unforeseeable drops in the market prices of hard disk drives. There can be no assurance that IBM will be able to keep pace with the steep price erosions, and that it will be able to provide CMS products that can compete in this fiercely competitive market. Furthermore, there is no assurance that the Company will be able to generate and sustain net sales or profitability in the future.
CMS has never been a party to any litigation, nor do we anticipate any legal issues in the near future.

Competition
-----------
Manufacturing of power electronics products and mass storage subsystems, and distribution of mass storage products, computer peripheral products, computer enhancement, communications and other commercial electronics products is fiercely competitive. The Company competes with numerous other companies, including many established manufacturers and distributors. Certain competitors have greater financial and other resources than the Company. Consequently, such entities may begin to develop, manufacture, market and distribute systems that are substantially similar or superior to our Company's products. There is no assurance that the Company will be able to continue to develop and sell products that afford it significant competitive advantage in the market.

Importance of New Product Development to Growth
-----------------------------------------------
The Company's ability to develop or procure, and quickly and successfully introduce new products is and will continue to be a significant factor to its growth and to its remaining competitive. Development, procurement and introduction of new product lines is costly and risk intensive. New product development often requires long term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and substantial capital commitments during introduction to the market.

There are many manufacturing and design risks inherent in turning engineering high cost custom built prototypes, (upon which development and contracting decisions are often made), into commercial products that can be manufactured in large quantities at acceptable cost. Also, computer peripherals industry is characterized by extremely rapid technological change. As technological changes occur in the marketplace, the Company may have to modify its products in order to keep pace with these changes and developments.

Introduction of products embodying new technologies, or the emergence of new industry standards, may cause the existing products, or even the new products under development, to become obsolete or unmarketable. Any failure by the Company to anticipate or respond in a cost-effective and timely manner, to government requirements, market trends, and customer requirements, or any significant delays in product development or introduction, could have major material adverse effect on the Company's business, results of operations, and financial condition.

Expansion through Internal Growth, Acquisitions and Joint Ventures
------------------------------------------------------------------
The Company focuses its resources on growing its business by selling existing products to new customers, by providing additional new products to current customers, and by targeting new market niches for products that the Company can produce or procure within its core capabilities. Since new management began operating the Company in 1997, the Company has experienced rapid growth in revenues and geographic scope of operations. Any future growth may place a significant strain on management and on the Company's financial resources and information processing systems. In conjunction with the Autec acquisition, Mr. Winston Gu has joined the executive staff as Chairman of the Company, and Mr. James Djen assumed the role of CEO. To be successful the Company has to find and attract additional seasoned talent in this highly competitive area. The failure to recruit additional staff and key personnel, to have sufficient financial resources to respond effectively to difficulties encountered pursuing expansion could have a material adverse effect on the Company's business, operating results and financial condition.

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

Such expansions involve numerous risks, including possible adverse short-term effects on the Company's operating results or the market price of the common stock. These acquisitions and joint ventures will be subject to approval or ratification by the Company's stockholders. The Company uses outside appraisers for all significant acquisitions. It is expected that the Directors will require its Officers to obtain valuation opinions or contact letters on all future acquisitions.

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


CAUTIONARY STATEMENTS AND RISK FACTORS

Limited Operating History; History of Losses and Accumulated Deficits
---------------------------------------------------------------------
While the Company has been in existence since 1969, its operations between 1975 and 1997 were limited to the exploration of acquisition opportunities. Bridge Technology Inc. and its subsidiaries have only been in operation since June 1, 1997. At December 31, 2001, the Company's accumulated deficit was $2,188,000, and the loss of approximately $2.54 million occured in 2001. The ability of the Company to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that the Company will be able to generate and sustain net sales or profitability in the future.

Need for Additional Financing
-----------------------------
Based on its current operating plan, the Company anticipates that further capital will be required during the next twelve months to satisfy the Company's expected increased working capital requirements and research and development requirements for its new products already in the planning or development stage. The Company is currently exploring alternative financing plans to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to the Company or its stockholders. If needed funds are not available, the Company may be required to curtail its operations, which could have a material adverse effect on the Company's business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, additional dilution to stockholders would occur.

On July 24, 2002 the Company entered into a loan modification and extensions agreement with a commercial bank for its outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid balance will be extended until June 30, 2003.

Dependence on Key Personnel
---------------------------
The Company's future performance will depend significantly upon its management. The Company is in the process of reviewing employment contracts with the following Officers and Management who are members of the Company's Executive Steering Committee.

        Winston Gu, Chairman of Bridge Technology, Inc.
        James Djen, CEO and President of Bridge Technology, Inc.
	John T. Gauthier, CFO of Bridge Technology, Inc.

In addition, the Company's success will be dependent upon its ability to recruit and retain additional qualified personnel. Any failure by the Company to retain and attract key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

Limited Proprietary Protection
------------------------------
The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company's proprietary products are not yet protected by any patents. Therefore, to date the Company has relied primarily on trademark, trade secrets and Copyright laws to protect its technology. Also, the Company has implemented a policy that most senior and technical employees and third-party developers sign non-disclosure agreements.
However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, the Company has no license agreements with the end users of its products, so it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. If in the future litigation is necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under the intellectual property laws. In addition, the laws of certain countries in which the Company's products are or may be distributed may not protect the company's products and intellectual property rights to the same extent as the laws of the United States.

The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties. In 2001 the Company was sued by a competitor and it won its counter-claim against a competitor of proprietary automobile phone charger products. Although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties since this lawsuit, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that the Company would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could or required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively could have a material adverse effect on the Company's business, operating results and financial condition.

Speculative Nature of Company's Proposed Plan
---------------------------------------------
The success of the Company's proposed plan of operation will depend to a great extent on management, present and future, operating within the confines of limited financial resources. The planned growth is directly dependent on the Company's ability to secure investment in its business units. Negotiations have commenced with interested parties.
Without outside financing the Company may have to revise its growth plans and lower its estimates. There is no assurance that outside financing will be available to the Company, and if such financing were available that the terms of such proposed financing would be acceptable to the Company.

Lack of Market Research or Marketing Organization
-------------------------------------------------
The Company has determined on its own that a market demand exists for the Company's contemplated business. The Company does not have a separate marketing organization. Present management will market the Company's products and services on a division basis as they are developed. Even if demand is identified for value added computer peripheral products in the development stage by the Company, there is no assurance the Company will be successful in the business.

Lack of Diversification
-----------------------
The Company's proposed operations, even if successful, will in all likelihood be limited in nature until the Company obtains additional financing planned for the 1st half of the year 2002. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular specific field, and therefore increase the risks associated with the Company's operations.

Regulation
----------
Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

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

The Company purchased director's and officer's liability insurance for a total of $5,000,000. Nevada Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in ood faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect of any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful.

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

ITEM 2. PROPERTIES.

The Company has minimal properties and at this time has no agreements to acquire any properties. The Company's corporate offices, and the offices of its subsidiaries Bridge R&D, Inc. and PTI are located in sublet facilities at 12601 Monarch Street, Garden Grove, CA. 92841. This facility has approximately 50,000 square feet and it houses corporate offices, manufacturing and warehouse operations. The lease is for 5 years at an average annual rent of $145,000 per year.

The Company's subsidiary Autec leases a 30,000 square feet facility in Simi Valley, California. The lease is for 8 years at an average annual rent $198,000 per year.

Bridge Technology Ningbo Co., Ltd. ("Ningbo") leases a manufacturing facility in the City of Ningbo, Zhejiang Province of China. This lease requires a monthly payment of $12,513 through December 2005.

CMS operation is located in the Peninsula Tower, 538 Castle Peak Road, Suite 1610, Kowloon, Hong Kong. CMS leases 3,700 square feet of office space, with a 10-year lease at $40,000 per year.

ITEM 3. LEGAL PROCEEDINGS.

On April 24, 2002 a complaint was filed against the Company in the Orange County Superior Court, Santa Ana, California by Mason Tarkeshian for fees alleged to be due on an acquisition which was not consummated. The complaint seeks for damage of approximately $2 million where as the Company believes that the complaint is without merit and will be resolved in favor of the Company. The Company tendered this case to the insurance carrier for settlement and has not accrued any liabilities for this matter as of December 31, 2001. In 2002, this complaint was settled by the Company's insurance carrier and the Company. The Company's portion of contribution to the settlement was to issue a warrant to purchase 25,000 shares of common stock of Bridge at $0.55 per share. The Company issued that warrant in 2002 and is awaiting the receipt of a specific and general release.


On October 1, 2001 a complaint was filed by a trustee in U.S. Bankruptcy Court against the Company for alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, Inc, a corporation owned by the Company's former President, which filed for liquidation under Federal Bankruptcy laws on April 6, 2000. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of the contingent liability. Therefore, the Company did not record any accrued liability for this matter. In July 2002, this case was settled by the Company's insurance carrier and the Company in principal.
The Company is awaiting for the finalized documents to be signed soon.

On November 14, 2001, a complaint was filed by Oppenheimer Wolff & Donnelly LLP in the Orange County Superior Court, Santa Ana, California against the Company for fees allegedly owed by the Company. The Company intends to vigorously defend this claim because the amount invoiced was deemed excessive comparing to the actual services rendered. The estimated liability including interest, costs and statutory attorney's fees was approximately $100,000. The Company has recorded liabilities for this amount in accordance with Statement of Financial Accounting Standards
No. 5, "Accounting for Contingencies" ("SFAS No. 5"). A non binding arbitration settlement disucssions were conducted during the week of July 15, 2002. The Company is awaiting the arbitrator's decision.

On December 12, 2001, Chung Cheng Chen, a former shareholder of Autec Power Systems has filed a complaint in the Superior Court County of Ventura, Simi Valley, California against the former controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc., alleging that he/they did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. While an attempt to settle this complaint have been made, the parties have not yet reached a settlement. The Company believes that the complaint is without merit as to Bridge Technology, Inc. and will be resolved between the parties. At December 31, 2001, management of the Company was unable to asses the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter.

On April 16, 2002, a complaint was filed by Danton Mak Esq. in the Superior Court of Los Angeles against Autec Power Systems, Inc. for fees alleged owed by Autec. The matter has been settled by stipulation with four equal payments of $27,000 due on June 1, July 1, August 1 and September 1, 2002.


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

                       Fiscal Years Ended December 31,

                                                     Price
                                              High           Low
        2001
          First Quarter ...................  $ 3.875        $ 1.375
          Second Quarter ..................  $ 2.730        $ 1.063
          Third Quarter ...................  $ 2.140        $ 1.15
          Fourth Quarter ..................  $ 1.72         $ 0.900

        2000
          First Quarter ...................  $14.625        $9.75
          Second Quarter ..................  $ 9.25         $4.875
          Third Quarter ...................  $ 8.88         $5.50
          Fourth Quarter ..................  $ 7.50         $1.53125



Our Company had approximately 2,800 shareholders of record on March 31, 2002.

Dividend Policy and Restrictions on Dividend Payments
-----------------------------------------------------
The Company intends to continue its policy of retaining all earnings for reinvestment in the business operations of the Company. However, the Board has authorized a stock dividend of the shares of two subsidiaries, subject to legal approval, tax review, consent of General Bank and the Shareholders. This action will be presented to the Shareholders at the annual meeting in early May 2002.

Item 6.  SELECTED FINANCIAL DATA.

The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of our Company, which have been restated to reflect the Autec Power
Systems, Inc., and PTI Enclosures, Inc. acquisitions and the related accounting treatment (See note 1 of notes to consolidated financial statements). The balance sheet data includes the accounts of PTI
Enclosures, Inc. as of December 31, 2000, and 2001; Autec Power Systems, Inc. as of December 31, 2000 and 2001; and CMS Technology Limited, Hong Kong as of December 31, 2000 and 2001. Operating results and per share data for the years ended December 31, 1997, 1998, 1999, 2000, and 2001 include the results for PTI Enclosures, Inc. and Autec Power Systems, Inc., and December 31, 2000 and 2001 includes the operating results of CMS Technology Limited, Hong Kong.


                             Selected Financial Data
                (Figures in thousands, except per share amounts)

                                          Years Ended December 31,
                             ----------------------------------------------
                                1997     1998     1999     2000     2001
                             --------  -------  -------  -------  -------
Revenues                     $ 14,489 $ 28,738 $ 34,272 $120,919 $142,020


Cost of goods sold             12,473   23,233   27,962  108,834  134,703

Gross profit                    2,016    5,505    6,310   12,085    7,317

Selling, general and
  administrative costs          2,031    5,415    5,016    9,077    8,925
R & D expense                       -      322      339      689    1,185
                             --------  -------  -------  -------  -------
Income (loss) from
   operations         	          (15)    (232)     956    2,319   (2,793)

Other income (expense)
Interest income (expense), net    (11)      11       69     (391)    (738)
Gain on sales of investment         -        -        -        -      879
Provision for note receivable
   from a related pary              -        -        -        -     (263)
Other income (expense)            (98)       2      (12)      36      317
                             --------  -------  -------  -------  -------
Income (loss) before tax         (124)    (219)   1,013    1,964   (2,2598)
Income tax provision
   (benefit)                      (25)      87      363      632     (208)
                             --------  -------  -------  -------  -------
Net income (loss) before
   minority interest              (99)    (306)     649    1,333   (2,388)

Minority interest                   -        -       11     (233)    (154)
                             --------  ------- --------  -------  -------
Net income (loss)                 (99)    (306)     660    1,099   (2,542)
                             ========  ======= ========  =======  =======

Preferred stock dividend            2        2        -        -        -

Net income (loss) attributed
   to common shares          $   (100) $  (308)  $  660  $ 1,099  $(2,542)
                             ========  =======  =======  =======  =======

Basis weighted average
   number of common shares            8,183,487         10,703,929
   outstanding              3,015,813          9,800,665         10,863,186

Basic earning (loss)
   per share                 $  (0.03) $ (0.04) $  0.07  $  0.10  $ (0.23)
                             ========  =======  =======  =======  =======
Diluted weighted average              8,183,487         11,254,022
   number of common share   3,015,813         10,581,406          10,863,186

Diluted earnings per share  $  (0.03)  $ (0.04) $  0.06  $  0.10 $  (0.23)
                             ========  =======  =======  =======  =======


						Selected Financial Data
						(Figures in tousands)
                                        At December 31,
                             ---------------------------------------------
                               1997      1998     1999     2000     2001
                             ---------------------------------------------
Balance Sheet Date

Cash and cash equivalent    $   202    $ 2,116 $ 2,900   $ 4,871  $ 2,413
Working capital               2,428      3,711   5,353     6,932    4,480
Total assets                  6,139     12,197  13,534    44,723   40,665
Long-term debts                 113        774     728       621    1,243
Minority interest                 -          -      39       667      820
Shareholders' equity        $ 2,718    $ 3,782 $ 6,016   $ 9,497  $ 7,341


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FINANCIAL CONDITION.

Overview
--------
The Company designs, manufactures and sells state of the art power electronics components and computer peripheral components and enclosures.
In addition the Company has established a strong channel distribution system in China presently dedicated to IBM products. The Company expects to expand this distribution system throughout Asia and the Philippines Islands and the United States. The Company plans to expand its business by manufacturing, procuring and selling additional products, if it is able to secure additional financing for this planned expansion.

Critical Accounting Policies
----------------------------
Our consolidated financial statements have prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of these financial statements requires us to use estimations and assumptions and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We based our estimations on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are as follows:

Rebates and Credits Receivable

CMS Technology Co. Ltd. ("CMS"), one of our subsidiaries, is an authorized distributor of IBM products in the territory including China, Vietnam, Philippines and Hong Kong. As a common practice in the computer parts distribution business, IBM periodically updates its price list for all its products and provides certain incentive programs to attract its authorized distributors to sell more of its products. As a result of changes in price list (usually decreases in prices), CMS is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by IBM through submitting the necessary applications forms. In general, once applications are approved by IBM these rebates and credits approved by IBM will be deducted from CMS's accounts payable to IBM and decrease the cost of goods sold or inventory correspondingly. However, at the end of reporting period, CMS has to estimate the relevant rebates and credit receivable based on the quantity of inventory on hand and anticipated approval for rebates and credits receivable from IBM, therefore, the actual results could differ from our estimated amount.

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

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded. As of December 31, 2001, we have recorded a full valuation allowance of approximately $940,000 against our deferred tax assets balance in the U.S. due to uncertainties related to our deferred tax assets as a result of our history of losses in the U.S. The valuation is based on our estimates of taxable income in the U.S. operation and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in the future periods, we may need to change the valuation allowance, which could impact our financial position and results of operations.

Results of Continuing Operations
--------------------------------
The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to revenues from continuing operations, and the percentage change from period to period of these items:

                                    Years Ended December 31,
                         ----------------------------------------------
                                 2001	     	2000		  1999
                         --------------  --------------  --------------
                                              (dollars in thousands)

Revenues................ $     142,020   $     120,919   $      34,272
Cost of sales  .........       134,703         108,834  	27,962
                         --------------  --------------  --------------
Gross Profit............         7,317          12,085           6,310
Percentage ............           5.2%             10%           18.4%

Operating expenses......        10,110           9,766           5,355
                         --------------  --------------  --------------
Operating income (loss). $      (2,793)  $       2,319   $         955
                         ==============  ==============  ==============
Net income (loss) from
  continuing operations. $      (2,542)  $       1,099   $         660
                         ==============  ==============  ==============

Percentage of Revenues
                                     Years Ended December 31,
                         ----------------------------------------------
                                  2001            2000           1999
                         --------------  --------------  --------------
Revenues ...................     100.0 %    	 100.0 %        100.0 %
Gross profit................       5.2            10.0           18.4
Operating income (loss).....      (2.0)            1.9            2.8
Interest, net...............      (0.5)           (0.3)            0.2
Income tax expense .........      (0.1)            0.5            1.1
Net income (loss)...........      (1.8)            1.1            1.9

Percentage Increase (Decrease)
                                       Years Ended December 31,
                                  ---------------------------------
                                    2000-2001           2000-1999
                                  -------------       -------------
Revenues ........................     17.5 %              252.8 %
Gross profit.....................    (39.4)                91.5
Operating income ................   (220.4)               142.6
Interest, net....................     88.9               (668.6)
Income tax expense ..............   (133.0)                73.8
Net income ......................   (331.3)                66.4

Results of Operations for Years ended December 31, 2000 and 2001
----------------------------------------------------------------
Revenue increased 17.5% from $120.9 million in 2000 to $142.0 million in 2001. This was due to the increase of Distribution revenue of 35.7% from $92.8 million in 2000 to $125.9 million in 2001, mainly resulting from the revenue in CMS from $68.6 million in 2000 to $103.9 million in 2001. Manufacturing revenue decrease 42.7% from $28.1 million in 2000 to $16.1 million in 2001, due mainly to the decline of revenue of Autec in the U.S. from $19 million in 2000 to $7.3 million in 2001 as result of the reduction of business activities in the tech field in the U.S. and in particular a reduction in the demand for power systems. The geographic revenue of Asia increased 46.3% from $72.7 million in 2000 to $106.4 million in 2001, mainly resulting from the revenue in CMS. The geographic segment of revenue in the U.S. decreased 25.6% from $47.9 million in 2000 to $35.7 million in 2001, due mainly to the decrease of revenue of Autec. Products and services mix in 2001 has not changed substantially in comparison to those in the prior year.

Gross Profit decreased 39.4% from $12.1 million in 2000 to $7.3 million in 2001 principally as a result of the increase in low margin revenue in CMS because CMS' gross profit ratio was only approximately 4%.
In addition, the decline of revenue in Autec generated a huge impact on the decrease in gross profit because Autec historically generated above a gross profit ratio of above 30%, however, the gross profit in Autec in 2001 was only approximately 17%. Facing this competitive environment and declining prices, gross profit as a percentage of revenue decrease from 10% in 2000 to 5.2% in 2001. Although the gross margin in CMS was relatively low comparing to the gross margins in other subsidiaries, but revenues and profits in CMS were more predictable.

Research and Development expenses increased by approximately 71.9% from $689,000 in 2000 compared to $1,185,000 in 2001 due mainly to the on-going product development and enhancement of existing technologies in Autec in 2001. As a percentage of revenue the research and development expenses increase from 0.6% in 2000 to 0.8% in 2001.

Selling and Administrative expenses decreased approximately 1.7% from $9.1 million in 2000 to $8.9 million in 2001. As a percentage of revenue the selling and administrative expenses decreased from 7.5% in 2000 to 6.3% in 2001. The decrease in selling, general and administrative expenses was attributed mainly to the reduction of business activities in the United States.

Net Income decreased approximately 331.3% from $1.1 million income in 2000 to a loss of $2.5 million in 2001. The decrease in net income was attributed mainly to the severe decline in revenue and net income of Autec in 2001.

Results of Operations for Years ended December 31, 1999 and 2000
----------------------------------------------------------------
Revenue increased 252.8% from $34.3 million in 1999 to $120.9 million in 2000. This was due to an increase in both manufacturing revenue in the U.S. of 46.3% from $19.2 million in 1999 to $28.1 million in 2000 and distribution revenue of 516.7% from $15 million in 1999 to $92.8 million in 2000. The increase in manufacturing revenue was due to the increase in Autec and the increase in distribution revenue was due to inclusion of revenue of CMS in 2000. The geographic segment of revenue in the U.S. increase 51.4% from $31.6 million in 1999 to $47.9 million in 2000 due mainly to the increase of revenue in Bridge R&D and Newcorp Japan. The geographic segment of revenue in Asia increase 3,164% from $2.2 million in 1999 to $72.7 million in 2000 due mainly to the inclusion of revenue in CMS. Products and services mix in 2000 has changed substantially in comparison to those in the prior year, due mainly to the additional revenue of approximately $68.3 million generated by CMS, which is an authorized IBM products distributor in Asia.

Gross Profit increased 91.5% from $6.3 million to $12.1 million in 2000 principally as a result of augmented sales volume. Facing the competitive environment and declining prices, gross profit as a percentage revenue decreased from 18.4% in 1999 to 10% in 2000 due mainly to the inclusion of lower gross profit in CMS.

Research and Development expenses increased by approximately 103% from $339,000 in 1999 compared to $689,000 in 2000. The research and development expenses as a percentage of revenue decreased from 1% in 1999 to 0.6% in 2000. The increased in expenses in 2000 was attributed to on-going product development and enhancement of existing technologies.

Selling and Administrative expenses increased approximately 81% from $5.0 million in 1999 to $9.1 million in 2000. As a percentage of revenue the selling, general and administrative expenses decreased from 14.6% in 1999 to 7.5% in 2000. The selling, general and administrative expenses was attributed mainly to the expansion of business activities in Asia and the U.S.

Net Income increased approximately 66.4% from $660,000 in 1999 to $1.1 million in 2000. The increase in net income was attributed to both the net income generated by Autec and CMS in 2000.

Capital Resources & Liquidity
-----------------------------
In summary our cash flows were:

            	         	    2001	 2000	     1999
	                       -------------------------------------
Cash provided by (used in)
   operating activities        (3,634,754)   (4,478,241)   686,565

Cash used in Investing
   activities	               (1,803,619)   (4,977,712)  (667,168)

Cash provided by
   financing activities	        2,954,329    11,408,930    791,104

Net cash provided by (used in) operating activities was approximately $687,000, $(4,478,000) and $(3,635,000) for the years ended December
31, 1999, 2000 and 2001, respectively.

The decrease of approximately $5,165,000 in cash provided by operating activities in 2000 compared to 1999 was attributable primarily to the inclusion of CMS's operating assets and liabilities mainly in trade receivable, inventory, and accounts payable because 2000 was the first year that the consolidated cash flow included CMS's operating asset and liabilities. Bridge and all other non-restricted subsidiaries together generated a positive cash flow of approximately $219,000 provided by operating activities in 2000. See Schedule I (which is included in the consolidated financial statements) for reference.

The cash of approximately $3,635,000 used in operating activities in 2001 was attributable primarily to the inclusion of CMS's operating assets and liabilities. The decrease of approximately $843,000 in cash used in operating activities in 2001 compared to 2000 was a result of net losses offset by changes in operating assets and liabilities. Bridge and all other non-restricted subsidiaries together used cash of approximately $57,000 in operating activities in 2001. See
Schedule I (which is included in the consolidated financial statements) for reference.

Net cash provided by (used in) investing activities was approximately $(667,000), $(4,978,000) and $(1,804,000) for the years ended December
31, 1999, 2000 and 2001, respectively.

The cash used in investing activities in 2000 was approximately $4,311,000 more than it had been in 1999, due mainly to using cash of approximately $5,293,000 (net of cash acquired) to acquire 60% interest in CMS Technology Co. Ltd., a Hong Kong based authorized IBM products distributor. The repayment from related party contributed a postive cash flow of approximately $450,000 and the additions to fixed asset was decrease by approximately $286,000 in 2000. Bridge and all other non-restricted subsidiaries together used cash of approximately $6,064,000 in investing activities in 2001, of which $6,000,000 was used to acquire 60% interest in CMS. See Schedule I (which is included in the consolidated financial statements) for referenCE.

The cash used in investing activities in 2001 was $3,174,000 less than it had been in 2000, primarily due to acquisition of CMS which occurred during 2000 partially offset by the investment of approximately $2,342,000 in fixed assets located in Bridge Ningbo, a wholly owned subsidiary located in China. Bridge and all other non-restricted subsidiaries together used cash of approximately $1,772,000
(net of proceeds of $910,000 from sales of an investment and a note receivable of approximately $340,000 from Newcorp Japan) in investing activities in 2001, of which $2,342,000 was used to invest in fixed assets in Bridge Ningbo. See Schedule I (which is included in the consolidated financial statements) for reference.

Net cash provided by (used in) financing activities was approximately $791,000, $11,409,000 and $2,954,000 for the years ended December 31,
1999, 2000, and 2001, respectively.

The net cash provided by financing activities in 1999 related mainly to proceeds from the sale of the Company's common stock with a net payment of approximately $372,000 for loans payable in the U.S.

In 2000, the Company reported the proceeds of approximately $5,761,000 from a line of credit and the commitment of approximately $4,242,000 in capital infusion by CMS's original shareholders. Bridge and all other non-restricted subsidiary generated a positive cash flow of approximately $6,756,000 in 2000, including $4,000,000 in a line of credit and $2,800,000 in shareholder loans. See Schedule I (which is included in the consolidated financial statements) for reference.

The net cash provided from financing activities in 2001 was primarily a combined result of proceeds of $3,000,000 from a line of credit in CMS and a $1,000,000 loan from a related party in the U.S. partially offset by repayment of approximately $402,000 for loans payable and repayment of $700,000 for shareholder loans. Bridge and all other non-restricted subsidiary used cash of approximately $82,000 in financing activities in 2001. See Schedule I (which is included in the consolidated financial statements) for reference.


Management believes that the Company does have the economic where-withal to maintain its operations for the foreseeable future. In
July, 2002 the Company entered into a loan modification and extension agreement with a commercial bank for its outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. In addition, management is negotiating with the Company's major shareholders to convert a portion of the Company's indebtedness to them into equity in order to improve the Company's working capital position. Operationally, management's plans include continuing actions to cut or curb non-essential expenses and focusing on improving the sales of Autec. No asurance can be given that the Company will be successful in extending or modifying its line of credit beyond June 30, 2003 or that the Company will be able to return to profitable operations. Looking for alternatives, the Company is currently seeking global financing agreement with a major international bank to replace existing credit lines in U.S. and Hong Kong. No assurance can be given that the alternative funding source will be available.

Analysis and Satisfaction of Contractual Obligations
---------------------------------------------------
As of December 31, 2001, the Company has the following contractual obligations


Contractual		 	         Less than      1-3        4-5      After 5
Obligations			Total       1 Year      Years      Years      Years
___________________________________________________________________________________
Note payable to IBM           5,000,000   5,000,000         -          -          -
Note payable to General Bank  4,000,000   4,000,000         -          -          -
Shareholder loans             2,130,000   2,130,000         -          -          -
Related party loans             989,979      75,118    165,042    186,957    562,862
Long-term bank loans            375,201      46,901     99,613    107,894    120,793
Operating lease               8,346,681     660,332  1,367,320  1,270,378  5,048,651
                           _________________________________________________________
Total contractual cash       20,841,861  11,912,351  1,631,975  1,565,229  5,732,306
obligations


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

Fluctuation in Quarterly Results
--------------------------------
Quarterly results may be adversely affected in the future by a variety of factors, including the possible costs of obtaining capital, as well as the initial costs associated with the release of new products and promotions taking place within the quarter. The Company plans to continue to fund research and development and its expanded patent, copyright and proprietary product work with cash generated from internal operations. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the Company's business,operating results and financial condition will be adversely affected.

				Bridge Technology, Inc.
			Selected Quarterly Financial Data
                        1999, 2000 and 2001
				 (in thousands)

                    Quarter 1    Quarter 2   Quarter3   Quarter 4   Total
		      ----------------------------------------------------------------
1999
Revenue, net       $ 9,588     $ 7,184      $ 9,074    $ 8,426     $ 34,272
Gross profit         1,477       1,439        1,389      2,005        6,311
Net income (loss)      217         190          148        106          661
Basic earnings
   per share       $  0.02     $  0.02      $  0.01    $  0.01     $   0.06
Diluted earnings
   per share	 $  0.02     $  0.02      $  0.01    $  0.01     $   0.06

2000
Revenue, net       $21,751     $25,504      $28,339    $45,325     $120,919
Gross profit         1,903       3,199        2,316      4,667       12,085
Net income (loss)     (64)         601          132        430        1,099
Basic earnings
   per share       $ (0.01)    $  0.06      $  0.01    $  0.04     $   0.10
Diluted earnings
   per share       $     -     $  0.05      $  0.01    $  0.04     $   0.10

2001
Revenue, net       $27,790     $34,616      $47,254    $32,360     $142,020
Gross profit         2,620       1,616        2,417        665        7,318
Net income (loss)       90      (1,280)        (797)      (555)      (2,542)
Basic earnings
   per share       $  0.01     $ (0.12)     $ (0.07)   $ (0.05)    $  (0.23)
Diluted earnings
  per share        $  0.01     $     -      $     -    $     -     $      -


New Accounting Standards Not Yet Adopted
----------------------------------------
In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142")

SFAS No. 141 requires the use of the purchase method of accounting and profits and the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, companies to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.

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

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Bridge Technology, Inc. develops and procures products in the United States, Japan and Hong Kong, and the Company sells products primarily in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our Company's products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make our Company's products less competitive in foreign markets.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Bridge Technology, Inc. and Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 1999, 2000 and 2001


          Bridge Technology, Inc. and Subsidiaries
        Index to Consolidated Financial Statements



Independent Auditors' Report                                         F-2

Consolidated Financial Statements
        Balance Sheets                                               F-3
        Statements of Operations and Comprehensive Income (Loss)     F-4
        Statements of Shareholders' Equity                           F-5
        Statements of Cash Flows                                     F-6
        Summary of Accounting Policies                               F-9
        Notes to Financial Statements                                F-15
        Schedule I - Condensed Financial Statements
           Condensed Balance Sheets                                  F-29
           Condensed Statements of Operations and Comprehensive
             Income (Loss)                                           F-30
           Condensed Statements of Cash Flows                        F-31
        Schedule II - Valuation and Qualifying Accounts              F-32


      Independent Auditors' Report

The Shareholders of
Bridge Technology, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Bridge Technology, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Technology, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
Los Angeles, California
March 22, 2002, except for Notes 4 and 7
as to which the date is July 24, 2002

Assets (Note 4)

                      BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS December 31,
                                                ----------------------------
                                                    2000            2001
                                                ------------    -----------
Current assets:
  Cash                                         $  4,870,836    $  2,413,295
  Accounts receivable less allowance for
    doubtful accounts of $465,656 and
    $308,106 (Note 11)                           17,666,626      11,035,057
  Tax refund receivable (Note 3)                          -         500,000
  Other receivables                               1,100,115          76,296
  Inventory (Note 1)                             16,991,615      21,692,543
  Due from related party (Note 8)                    21,932          22,143
  Other current assets                              219,192               -
                                                ------------    ------------
Total current assets                             40,870,316      35,739,334

Property and equipment, net (Note 2)                716,384       2,681,018

Goodwill, net of amortization of $598,210
  and $1,242,917 (Note 6)                         2,586,324       1,949,417
Purchased intangibles (Note 9)                      190,000               -
Deferred income tax (Note 3)                         63,201               -
Investments                                         229,862         198,717
Other assets                                         66,834          96,213
                                                ------------    ------------
Total assets                                   $ 44,722,921    $ 40,664,699
                                                ============    ============
Liabilities and Shareholders' Equity

Current liabilities:
  Bank overdraft                              $          -    $      36,152
  Notes payable (Note 4)                          6,000,000       9,000,000
  Current portion of long term debt (Note 5)        155,980          46,901
  Accounts payable, net of accrued rebates
    and credits of $698,470 and $0               23,180,434      18,019,422
  Accrued taxes payable                             537,401           6,400
  Deferred income tax (Note 3)                       26,425           4,097
  Accrued liabilities                             1,148,870       1,941,560
  Shareholder loan (Note 8)                       2,888,919       2,130,000
  Current portion ofloans due                             -          75,118
  to related party (Note 8)              	-----------    -------------
Total current liabilities                        33,938,029      31,259,690
Related party loan, less current portion (Note 8)         -         914,861
Long term debt, less current portion (Note 5)       621,023         328,300
                                                ------------   -------------
Total liabilities                                34,559,052      32,502,851
                                                ------------   -------------
Minority interest                                   667,224         820,378

Commitments and Contingencies (Note 7)

Shareholders' equity (Notes 9 and 10):
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares, 10,863,186
    shares issued and 10,863,186 and
    10,798,186 shares outstanding
                                                    108,632         108,632
  Additional paid-in capital                      9,308,139       9,783,013
  Related party receivable (Note 8)                (225,000)       (340,000)
  Treasury stock, 1,000 shares and                   (2,000)         (2,000)
    66,000 shares at cost (Note 8)
  Retained earnings (accumulated deficit)           354,745      (2,187,679)
  Accumulated other comprehensive loss              (47,871)        (20,496)
                                                ------------    ------------
Total shareholders' equity                        9,496,645       7,341,470
                                                ------------    ------------

Total liabilities and shareholders' equity     $ 44,722,921    $ 40,664,699
                                                ============     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE INCOME (LOss)

                                           Year ended December 31,
                                 -------------------------------------------
                                     1999           2000            2001
                                 ------------   ------------   -------------
Net sales (Note 11)             $ 34,272,187    $120,918,774   $ 142,020,299

Cost of sales                     27,961,504     108,833,687     134,702,750
                                 ------------   ------------   -------------
Gross profit                       6,310,683      12,085,087       7,317,549

Research and development             339,380         689,056       1,184,687
  expenses

Selling, general and
  administrative expenses          5,015,522       9,077,087       8,924,512
                                 ------------   ------------    ------------
Income (loss) from operations        955,781       2,318,944      (2,791,650)

Other income (expense):
  Interest, net                       68,724        (390,757)       (738,183)
  Other                              (11,949)         35,958         316,824
  Gain on sale of investments (Note 8)       -               -       879,035
  Provision for note receivable from
  a related party (Note 8)                 -               -        (262,550)
                                  -----------   ------------    ------------
Income (loss) before income taxes  1,012,556       1,964,145      (2,596,524)

Income taxes (benefit) (Note 3)      363,283         631,557        (208,126)
                                 ------------   ------------    ------------
Net income (loss)                    649,273       1,332,588      (2,388,398)

Minority interest in net loss
  (income) of subsidiaries            11,448        (233,428)       (154,026)
                                  -----------   ------------    -------------
Net income (loss) applicable
  to common shares              $    660,721   $   1,099,160   $  (2,542,424)
                                 ============   ============    =============

Basic weighted average number
  of common stock outstanding      9,800,665      10,703,929      10,863,186
                                 ============   ============    =============

Basic income (loss) per share   $       0.07   $        0.10   $       (0.23)
                                 ============   ============    =============

Diluted weighted average number
  of common stock outstanding     10,581,406      11,254,022      10,863,186
                                 ============   ============    =============

Diluted income (loss) per share $       0.06   $        0.10   $       (0.23)
                                 ============   ============    =============

Comprehensive income (loss) and its components consist of the following:

Net income (loss)               $    660,721   $   1,099,160    $ (2,542,424)
Foreign currency translation
  adjustments                        (26,197)         16,338          27,375
                                 ------------   -------------    ------------

Comprehensive income (loss)     $    634,524   $   1,115,498    $ (2,515,049)
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


                                                                 STOCK SUB-              ACCUMULATED
                       COMMON STOCK      ADDITIONAL              SCRIPTION               OTHER COM-
                     ------------------   PAID-IN   ACCUMULATED  SHAREHOLDER  TEASURY    PREHENSIVE
                       SHARES    AMOUNT   CAPITAL     DEFICIT    RECEIVABLE   STOCK       LOSS           TOTAL
                     --------------------------------------------------------------------------------------------
BALANCE, January 1,  8,897,186$  88,972 $ 5,110,968 $(1,405,136) $   25,000 $       -  $    (38,012) $  3,781,792
  1999
  Stock issued for
    stock subscribed
    in prior year       50,000      500      24,500           -     (25,000)         -             -            -
  Forgiveness of loan
    payable to share-
    holder in PTI            -        -     100,000           -           - 	     -             -      100,000
  Warrants exercised    75,000      750      74,250           -           -          -             -       75,000
  Stock repurchase
    Autec                    -        -           -           -           -     (2,000)            -       (2,000)
  Issurance of common
    stock              600,000    6,000     444,000           -           -          -             -      450,000
  Issurance of common
    stock              700,000    7,000     693,000           -           -          -             -      700,000
  Issurance of common
    stock              120,000    1,200     238,800           -           -          -             -      240,000
  Non-employee
    compensation due
    warrants issued          -        -      34,500           -           -          -             -       34,500
  Warrants issued for
    public relation-
    ship service             -        -       1,834           -           -          -             -        1,834
  Notes receivable
    from shareholder         -        -           -           -    (250,000)         -             -     (250,000)
  Net Income                 -        -           -     660,721           -          -             -      660,721
  Translation adjustment     -        -           -           -           -          -       (26,197)     (26,197)
                      -------------------------------------------------------------------------------------------
Balance, December 31,
  1999              10,442,186  104,422   6,721,852    (744,415)   (250,000)    (2,000)      (64,209)   5,765,650


  Warrants issued
    for public relation-
    ship service             -        -       3,666           -           -          -		   -        3,666
  Warrants exercised    10,000      100      34,900           -           -          -             -       35,000
  Warrants exercised     1,000       10       1,740           -           -          -             -        1,750
  Issurance of common
    stock               40,000      400     189,600           -           -          -             -      190,000
  Issurance of common
    stock (Note 6)     360,000    3,600   2,336,400           -           -          -             -    2,340,000
  Warrants exercised    10,000      100      17,400           -           -          -             -       17,500
  Non-employee compen-
    sation due t
    warrants issued          -        -       2,581           -           -          -             -        2,581
  Repayments of share-
    holder notes
    receivable               -        -           -           -      25,000          -             -       25,000
  Net income                 -        -           -   1,099,160           -          -             -    1,099,160
  Translation adjustment     -        -           -           -           -          -        16,338       16,338
                      --------------------------------------------------------------------------------------------
Balance, December 31,
  2000              10,863,186  108,632   9,308,139     354,745    (225,000)    (2,000)      (47,871)   9,496,645
  Disposal of invest-
    ment in Newcorp
    Japan (Note 8)	     -        -     381,284           -           -          -             -      381,284
  Foregiveness of
    officers'
    compensation             -        -      93,590           -           -          -             -       93,590
  Provision for note
    receivable               -        -           -           -     225,000          -             -      225,000
  Note receivable from
    Newcorp Japan (Note 8)   -        -           -           -    (340,000)         -             -     (340,000)
  Net loss                   -        -           -  (2,542,424)          -          -             -   (2,542,424)
  Translation adjustment     -        -           -           -           -          -        27,375       27,375
                      -------------------------------------------------------------------------------------------
Balance, December 31,
  2001              10,863,186$ 108,632 $ 9,783,013 $(2,187,679) $ (340,000 $   (2,000) $    (20,496)  $7,341,470
                    ========== ========= =========== ===========  ========== ========== ============= ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Years ended December 31,
					            -----------------------------------
                                              1999        2000        2001
                                          ----------- ----------- -----------
Cash flows from operating activities
  Net income (loss)                       $  660,721  $1,099,160 $(2,542,424)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization           162,825     857,904   1,045,861
     Allowance for doubtful accounts           6,413     382,693     106,584
     Inventory reserves                      (40,764)    451,403     180,270
     (Gain)/loss on disposal of fixed
       assets                                      -      (1,016)          -
     Gain on sale of investment                    -           -    (879,035)
     Provision for related party note
       Receivable                                  -           -     262,550
     Write-off of intangible                       -      50,000     190,000
     Stock issued in exchange for services    36,334       6,247           -
     Tax refund receivable                         -           -    (500,000)
     Forgiveness of offficers' compensation        -           -      93,590
     Deferred taxes                                -     (69,026)     40,713
     Minority interest                        38,522     233,428     154,026
     Changes in operating assets and
      liabilities, net of business
      acquired
       Trade receivables                      91,794  (7,961,928)  6,524,985
       Inventory                            (179,371) (3,311,272) (4,881,198)
       Other receivables                      52,240    (994,370)    986,269
       Other assets                          328,691    (109,830)    189,813
       Accounts payable                     (129,265)  4,668,423  (4,779,728)
       Accrued liabilities                  (571,434)     (9,654)    703,772
       Income taxes payable                  229,859     229,597    (530,802)
                                          -----------  ----------  ----------
Net cash provided by (used in) operating
  activities                                 686,565  (4,478,241) (3,634,754)
                                          -----------  ----------  ----------

Cash flows from investing activities
  Proceeds from sale of investment                 -           -     910,180
  Purchase of property, plant and equipment (421,866)   (135,620) (2,373,588)
  Purchased Intangibles                     (200,000)          -           -
  Proceeds from disposal of fixed assets           -      34,891           -
  Due from related party                      (5,304)      6,175    (340,211)
  Investment in affiliate                    (39,998)    (39,866)          -
  Acquisition of CMS, net of cash acquired         -  (5,293,164)          -
  Repayment from (advance to) shareholder          -     449,872           -
                                           ----------  ----------  ----------
Net cash used in investing activities       (667,168) (4,977,712) (1,803,619)
                                           ----------  ----------  ----------


                     BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                         			     Years ended December 31,
                                          -----------------------------------
                                             1999        2000         2001
                                          ---------- ----------- ------------
Cash flows from financing activities
  Bank overdraft                                   -           -      36,152
  Proceeds from loans payable                102,768     130,680           -
  Repayments on loans payable               (474,664)    (81,320)   (401,802)
  Proceeds from issuance of common stock   1,390,000           -           -
  Proceeds from related party loan (Note 8)        -           -   1,000,000
  Repayment on related party loan (Note 8)      -           -     (10,021)
  Proceeds from line of credit                     -   5,761,322   3,000,000
  Proceeds from shareholder loans (Note 8)         -  16,691,766      30,000
  Repayments on shareholder loans (Note 8)         - (15,489,413)   (700,000)
  Related party receivable (Note 8)         (250,000)     25,000           -
  Proceeds from exercise of warrants               -      54,250           -
  Stock subscription collected                25,000      75,000           -
  Stock subscription collected in CMS              -   4,241,645           -
  Stock repurchase                          (2,000)          -           -
                                          ----------  ----------  -----------
Net cash provided by financing activities    791,104  11,408,930   2,954,329
                                          ----------  ----------  -----------
Effect of exchange rate changes on cash      (26,199)     17,830      26,503
                                          ----------  ----------  -----------
Net increase (decrease)
  in cash and cash equivalents               784,302   1,970,807  (2,457,541)

Cash and cash equivalents, beginning of
  year                                     2,115,727   2,900,029   4,870,836
                                          ----------  ----------  ----------
Cash and cash equivalents, end of year    $2,900,029  $4,870,836  $2,413,295
                                          ==========  ==========  ==========
Cash paid during the year for:
  Interest                                $   44,216  $  393,303  $  841,863
  Income taxes                                51,376     401,960     822,849
                                           ----------  ----------  ---------

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

In December 2001, the Company sold 85% of its equity interest in Newcorp Technology Ltd., Japan for 65,000 shares of the Company's common stock (Note 8).


See accompanying summary of accounting policies and notes to consolidated financial statements.

                  BRIDGE TECHNOLOGY, INC. AND SUBSIDIARIES
                    SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Liquidity

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

As of December 31, 2001, the Company has the following subsidiaries:
                             Ownership
                             ---------
Bridge R&D, Inc.                 100%  Established on June 1, 1997
Newcorp Technology Limited       100%  Merged on November 1, 1997
  (in Japan)		          15%  85% disposed in 2001
PTI Enclosures, Inc.             100%  Merged on December 14, 1998
Newcorp Technologies, Inc. (USA) 100%  Established on March 23, 1999, inactive
Pacific Bridge Net, Inc.          80%  Established on August 16, 1999 and
                                         ceased operation in 2000
Autec Power System, Inc.         100%  Merged on December 1, 1999
CMS Technology Ltd.               90%  Acquired on January 3, 2000 (60%)
                                       Acquired on May 15, 2000 (30%)
Bridge Technology Ningbo
  Co., Ltd.                      100%  Established on May 28, 2001


On August 16, 1999, the Company formed a subsidiary, Pacific Bridge Net, Inc. ("PBN") incorporated in the State of Nevada with a strategic alliance partner, Worldwide Wireless Networks, Inc. ("WWWN"). The initial capital of $250,000 was contributed 80% by the Company and 20% by WWWN. PBN acquired know how and technology from WWWN for $50,000, including specifications to design, patent and manufacture certain wireless infrastructure equipment. During the last quarter of 2000, WWWN was unable to deliver the technology and in February 2001, the strategic relationship with WWWN was terminated by a mutual agreement.

During 2000, the Company acquired 90% equity interest in CMS Technology Limited (CMS), a company incorporated under the laws of the Hong Kong Special Administrative Region, through two transactions which were accounted for under the purchase method of accounting. (Note 6)

On May 28, 2001, the Company established a wholly owned subsidiary, Bridge Technology Ningbo Co. Ltd. ("Ningbo"), in the City of Ningbo, Zhejiang Province of China. The Ningbo facility is used to conduct assembly work for power supplies which will be sold to customers in the U.S. and other countries
in Asia.   As of December 31, 2001, the Company had invested approximately
$2.18 million in Ningbo.

During the year ended December 31, 2001, the Company incurred a net loss of $2542,000 and used cash of $3,635,000 in its operations. Management has undertaken certain actions in an attempt to improve the Company's liquidity and return the Company to profitability. On July 24, 2002, the Company entered into a loan modification and extension agreement with a commercial bank for its outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. In addition, management is negotiating with the Company's major shareholders to convert a portion of the Company's indebtedness to them into equity in order to improve the Company's working capital position.

Operationally, management's plans include continuing actions to cut or curb non-essential expenses and focusing on improving the sales of Autec. No asurance can be given that the Company will be successful in extending or modifying its line of credit beyond June 30, 2003 or that the Company will be able to return to profitable operations.

Looking for alternatives, the Company is currently seeking global financing agreement with a major international bank to replace existing credit lines in U.S. and Hong Kong. No assurance can be given that the alternative funding source will be available.

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

Impairment of Long-lived Assets

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

Rebates and Credits Receivable

As a common practice in the computer parts distribution business, CMS's major vendor periodically updates its price list for all of its products and provides certain incentive programs to attract its authorized distributors to sell more of its products. As a result of changes in price list (usually decreases in prices), CMS is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from CMS's accounts payable to its vendor and decrease the cost of goods sold or inventory correspondingly.

Investments

The Company has made investments in equity securities of other entities (which are privately held companies) in various industries for which its investment in these companies represents less than 20% of the voting stock of the investee and for which the Company does not otherwise exert significant influence. Because these investments do not have readily determinable fair values, they are recorded at cost and periodically reviewed for impairment. During 2001, the Company realized a gain of approximately $879,000 from a partial sale of one of its investment that had a carrying value of approximately $31,000.


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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts, reserve for obsolete inventory, and the deferred income tax asset allowance. Actual results could differ materially from those estimates.

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


The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31                      1999       2000        2001
-------------------------------------------------------------------------------

Net income (loss) applicable
to common shares                            660,721    1,099,160   (2,542,424)

Basic weighted average number of
common shares outstanding                   9,800,665  10,703,929  10,863,186

Stock options and warrants                  780,741    550,093        ---

Diluted weighted average number of
common shares outstanding                   10,581,406 11,254,022  10,863,186

Basic earnings (loss) per share             $0.07      $0.10       ($0.23)

Diluted earnings (loss) per share           $0.06      $0.10       ($0.23)


Stock options and warrants to purchase 1,729,000 shares of common stock were outstanding during 2001, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.



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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

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

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for the purchase method, which may result in the recongnition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to December 31, 2001, the net carrying amount of goodwill is $1,949,417. Amortization expense of goodwill for the years ended December 31, 2000 and 2001 was $598,210 and $636,907 respectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

Notes to Consolidated Financial Statements


Note 1.  Inventory

Inventory consists of:
                                                         December 31,
                                               ----------------------------
                                                    2000          2001
                                               ------------   -------------
Service parts                                  $  1,505,715    $  1,633,919
Work in progress                                    558,406         329,730
Finished goods                                   15,546,998      20,528,669
Reserve for obsolete inventory                     (619,504)       (799,775)
                                               -------------   -------------
                                               $ 16,991,615    $ 21,692,543
                                               =============   =============

Note 2.  Property, Plant and Equipment

Property, plant and equipment consists of:
                                                         December 31,
                                              -------------------------------
                                                    2000            2001
                                              --------------   --------------
Furniture, fixtures and equipment             $     730,967    $  3,239,717
Vehicles                                            100,748          35,053
Computer equipment                                  179,961          18,421
Leasehold improvements                              567,700         569,421
                                              --------------   --------------
                                                  1,579,376       3,862,612
Accumulated depreciation and amortization          (862,992)     (1,181,594)
                                              --------------  --------------
Property, plant and equipment, net             $    716,384    $  2,681,018
                                              ==============   ==============

Note 3.  Income Taxes

Income (loss) before income taxes consists of following:

                                         Years ended December 31,
                            ------------------------------------------------
                                1999             2000             2001
                            -------------    --------------    -------------
United States        	    $   1,008,125    $      363,198    $  (3,375,563)
China                                   -                 -         (859,981)
Japan                               4,431            12,948         (186,388)
Hong Kong                               -         1,587,999        1,825,408
                             ------------      ------------      -----------
Total current                   1,012,556         1,964,145       (2,596,524)
                             ------------      ------------      ----------

The income tax provision (benefit) is as follows:
                                         Years ended December 31,
                            ------------------------------------------------
                                1999               2000             2001
                            -------------    --------------    ------------
Current
Domestic
  Federal                   $     362,671     $     294,677     $   (500,000)
  State                                 -           103,889            6,400
Foreign
  Japan                               612               592              469
  Hong Kong                             -           308,974          307,298
                             ------------      ------------      -----------
Total current                     363,283           708,132         (185,833)
                             ------------      ------------      -----------
Deferred
Domestic
  Federal                               -                 -                -
  State                                 -                 -                -
Foreign
  Japan                                 -                 -                -
  Hong Kong                             -           (76,575)         (22,293)
                             ------------      ------------      -----------
Total deferred                          -           (76,575)         (22,293)
                             ------------      ------------      -----------
Total                       $     363,283     $     631,557     $   (208,126)
                             ============      ============      ===========

The difference between the effective income tax rate and the expected federal statutory rate is as follows:
                                            Years ended December 31,
                                          --------------------------
                                           1999      2000      2001
                                          ------    ------    ------
Federal statutory rate                     34.0%     34.0%     (34.0)%
State taxes, net of federal benefit         5.8       5.8       (5.8)
Changes in valuation allowance             (2.0)     (5.1)      24.8
Impact from permanent differences          (2.0)     15.0       11.9
Foreign subsidiaries rate reduction           -     (16.2)      (2.8)
Other                                         -      (1.3)      (2.5)
                                          ------    ------    ------
Effective income tax rate                  35.8 %    32.2 %     (8.4)%
                                          ======    ======    ======

Net deferred tax assets consist of the following:
                                                   December 31,
                                                 ----------------------
                                                    2000        2001
                                                 ----------  ----------
Domestic (U.S.)
  Accrued expenses                               $  28,000   $       -
  State taxes                                       37,421       2,176
  Accumulated depreciation                          65,175      91,843
  Allowance for doubtful accounts                  122,663     131,993
  Accrued vacation                                  49,091      58,121
  Inventory reserves                                23,020      40,933
  Uniform capitalization - section 263A                  -      71,360
  Net operating loss carryforward                    5,539     551,652
  Valuation allowance                             (330,909)   (948,078)
                                                 ---------   ---------

Net deferred tax assets                                  -           -

Foreign (Japan)
  Deferred tax assets:
   Net operating loss carryforward                 157,191           -
   Valuation allowance                             (93,990)          -
                                                  ---------   ---------
                                                    63,201           -
Foreign (Hong Kong)
  Accrued rebates                                 (137,693)          -
  Provision for bad debts                           24,964           -
  Reserve for obsolete inventory                    89,913           -
  Depreciation and amortization                     (3,609)     (4,097)
                                                  ---------   ---------
                                                   (26,425)     (4,097)
                                                  ---------   ---------
Net deferred tax assets (liabilities)            $  36,776   $  (4,097)
                                                  =========   =========

A valuation allowance has been provided at December 31, 2000 and 2001 for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

At December 31, 2001, the Company had net operating loss carry forwards of approximately $2.7 million for federal income tax purposes and $1.3 million for state income tax purposes. The $2.7 million of net operating loss will expire through 2022 federal income tax purposes.

Note 4.  Notes Payable

Note Payable to A Bank in the U.S.

In 2002, the Company obtained a revolving line of credit, as amended, from a commercial bank with an aggregate amount of principal not to exceed $4,000,000. Advances bear interest at the prime rate (5.25% at December
31, 2001). The outstanding balance at December 31, 2001 was $4,000,000. Outstanding interest and principal was originally payable no later than June 30, 2001. The revolving line of credit is subject to certain restrictive covenants and is collateralized by substantially all of the assets located in the US. As of December 31, 2001 the Company had not repaid the bank for amounts due under the line of credit and, therefore, was in default.
On July 24, 2002, the Company entered into a loan modification and extension agreement with the bank. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002, and maturity date of the note has been extended to November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003.
In exchange for agreeing to the modification, the Company granted to the bank a security interest in the 65% of all issued and outstanding common stock of CMS, subordinated the loans due to the Company's shareholders (See Note 6), and issued two warrants to the bank each of which grants the bank the right to purchase 250,000 shares of the Company's common stock at a per share price of $1.00. If the Company either pays off the entire $3.9 million outstanding balance (at July 24, 2002), or pledges 90% of all issued and outstanding CMS shares that the Company owns by December 31, 2002, one of the warrants may be cancelled.


Note Payable to IBM

In 2000, the company's 90% owned Hong Kong based subsidiary, CMS, entered into a revolving credit arrangement with International Business Machines Corp ("IBM") for the purposes of financing CMS' purchases from IBM. The facility was originally set to expire in 2001 but has been extended until October 31, 2002. Advances under the loan arrangement are secured by CMS' receivables and certain of its other assets, as well as by a guaranty provided by the Company, with interest at a variable rate of prime (as determined by the Hong Kong and Shanghai Banking Corporation) plus 2% (11.5% at December 31,
2001) with a floor of 9%. At December 31, 2000 and 2001, outstanding borrowings totaled $2,000,000 and $5,000,000, respectively. The arrangement also provides restrictions on CMS' ability to transfer funds to the Company or any other subsidiaries without IBM's written consent. At December 31, 2000 and 2001, CMS's net assets subject to this restriction were $6,815,003 and $6,346,680.

Note 5.  Long Term Debt
                                                        December 31,
                                                 ---------------------------
                                                     2000           2001
                                                 ------------   ------------
Note payable with a foreign (Japan) bank,         $  132,815     $        -
  monthly payment of $1,625 including
  interest of 2.075%, due November 2003.
  Guaranteed by government Guarantee Association.

Note payable with a foreign (Japan) bank,            220,990              -
  monthly payment of $6,824 including
  interest of 2.375%, due May 2004.
  Guaranteed by government Guarantee Association.

Loan payable for the purchase of a vehicle,            2,921              -
  monthly payment of $501 including
  interest at 10.25%, collateralized by
  the related asset, due June 18, 2001.

Note payable to the Small Business                   254,801        229,125
  Administration, collateralized by
  substantially all of the assets of Autec
  and personally guaranteed by four of the
  Company's shareholders, payable in monthly
  installments of $2,950, which includes
  interest at 4% per annum, matures in
  September 2009.

Note payable to a U.S. Bank, collateralized          165,476        146,076
  by substantially all of the assets of Autec
  and personally guaranteed by four of the
  Company's shareholders, payable in monthly
  installments of $2,138, which includes
  interest at 4% per annum, matures in
  September 2008.
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


Note 6.  Acquisition of CMS

In December 1999, the Company entered into an acquisition agreement with CMS Technology Limited (CMS), a related party company incorporated under the laws of Hong Kong Special Administrative Region, to acquire 60% equity interest for $6 million. Funding of the acquisition was obtained from the following sources: $2.9 million borrowed from shareholders, and $1.55 million from the Company's line of credit. The remaining $1.55 million was financed from the Company's working capital.

The acquisition was effective January 3, 2000. The acquisition transaction was accounted for under the purchase method. The estimated fair value of 60% of the net assets in CMS, amounted to $3,331,416. Consequently, the Company recognized goodwill of $2,668,584, which represented the excess of the value of the cash expended over the equity acquired and was being amortized over a five year period.

At the same time, a director and shareholder of the Company acquired 10% of equity interest in CMS. In accordance with the acquisition agreement, the Company had an option to acquire the remaining 30% of equity interest in CMS in exchange for 360,000 shares of the Company's common stock.

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

In February 2001, the Company issued a press release that it unilaterally sever relationship with Worldwide Wireless Networks, Inc. (WWN). Afterwards the company entered into a verbal settlement with WWN to cancel all agreements, including the exchange of shares of common stock between the companies. This settlement agreement was reduced to writing by WWN and signed by the Company's President. WWN has not signed and has not complied with the settlement agreement up to the reporting date.

The Company is a party to legal actions that have arisen in the normal course of business. These action include the following:

+

On November 14, 2001, a complaint was filed by Oppenheimer Wolff &
Donnelly LLP in the Orange County Superior Court, Santa Ana, California against the Company for fees allegedly owed by the Company. The Company intends to vigorously defend this claim because the amount invoiced was deemed excessive comparing to the quality of services rendered. The estimated liability including interest, costs and statutory attorney's fees was approximately $100,000. At December 31, 2001 the Company has recorded liabilites for this amount. In 2002, a non-binding arbitration was initiated and the Company is waiting for the final decision from the arbitrators.

On April 16, 2002, a complaint was filed by Danton Mak Esq. in the Superior Court of Los Angeles against Autec Power Systems, Inc. for fees allegedly owed by Autec. The matter has been submitted to binding arbitration schedule for hearing in April 2002. An estimated liability of $136,000 has been recorded at December 31, 2001. In July 2002 this matter has been settled by the stipulation of four equal payments of $27,500 due on June 1, July 1, August 1 and September 1, 2002.

On April 24, 2002 a complaint was filed against the Company in the Orange County Superior Court, Santa Ana, California by Mason Tarkeshian for fees alleged to be due on an acquisition which was not consummated. The complaint seeks for damage of approximately $2 million where as the Company believes that the complaint is without merit and will be resolved in favor of the Company. The Company tendered this case to the insurance carrier for settlement and has not accrued any liabilities for this matter as of December 31, 2001. In 2002, this complaint was settled by the Company's insurance carrier and the Company. The Company's portion of contribution to the settlement was to issue a warrant to purchase 25,000 shares of common stock of Bridge at $0.55 per share. The Company issued that warrant in 2002 and is awaiting the receipt of a specific and general release.


On October 1, 2001 a complaint was filed by a trustee in U.S. Bankruptcy Court against the Company for alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, Inc, a corporation owned by the Company's former President, which filed for liquidation under Federal Bankruptcy laws on April 6, 2000. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of the contingent liability. Therefore, the Company did not record any accrued liability for this matter. In July 2002, this case was settled by the Company's insurance carrier and the Company in principal.
The Company is awaiting for the finalized documents to be signed soon.

On December 12, 2001, a former shareholder of Autec Power Systems has filed a complaint in Ventura County Superior Court against the controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc. alleging that the complaint did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. The Company believes that the complaint without merit and will defend it vigorously. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter at December 31, 2001. As of July 24, 2002, the Company is unable to predict any consequence about this matter.

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

The following table represents the consolidated rental commitments at December 31, 2001.

     Year ending December 31,               Amount
   --------------------------          -------------
            2002                        $   660,332
            2003                            674,349
            2004                            692,971
            2005                            699,552
            2006                            570,826
         Thereafter                       5,048,651
                                       -------------
                                        $ 8,346,681
                                       =============

Total rental expense for the year ended December 31, 1999, 2000 and 2001, was $392,334, $595,934 and $556,756, respectively.


Note 8.  Related Party Transactions

On December 31, 2001, the Company reached an agreement with a member of board of directors of the Company, under which the Company sold 85% of its equity interest in Newcorp Technology Co. Ltd. ("Newcorp") (which was a wholly owned subsidiary of the Company before December 31, 2001) in exchange for 65,000 shares of the Company's common stock held by the director. Because there was a negative equity of approximately $381,284 in Newcorp, the Company accounted for this transaction by recognizing $381,284 in additional paid-in capital and placing no value on the 65,000 shares of treasury stock. After this transaction, the Company owns a 15% equity interest in Newcorp valued at zero cost. Consequently, the consolidated statement of operations contains the results of operations in Newcorp through December 31, 2001, the date of disposal. At December 31, 2001, the Company had a net receivable due from Newcorp of $340,000, which has been presented as a contra account within shareholders' equity.

At December 31, 2001, the Company provided for 100% reserve for a share-holder loan receivable of $225,000 and related interest receivable of approximately $37,550. The total provision of $262,550 was included in other income (expense) in the consolidated statements of operations.

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

Autec purchases products from a vendor where a brother of the Company's Chairman of the Board of Directors is the General Manager of that entity. As of December 31, 2000 and 2001, respectively, the Company had $0 and $788,398 of accounts payable to this vendor. During 1999, 2000 and 2001, respectively, the Company purchased approximately $2,043,000, $257,000 and $1,560,000 from this vendor.

In the ordinary course of business, Newcorp Japan had in transactions with Digital Stream Corporation ("DSC"). Newcorp Japan had an officer who is also a director and major shareholder in DSC. DSC leases office space to Newcorp Japan.

Transactions with DSC were as follows:
                                            Year Ended December 31,
                                     -------------------------------------
                                        1999          2000         2001
                                     -----------   -----------  ----------
        Purchases                    $   52,851     $        -  $       -
        Rent                             11,749         11,132          -
                                     -----------   -----------  ----------


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

During 2000, the Company paid $18,900 in consulting fees to an entity owned by the CFO of the Company prior to the CFO becoming a full time employee of the Company.

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

In May 2000, the Company acquired five patents, including design and tooling from an unrelated entity for $190,000, in exchange for 40,000 shares of common stock at market price of $4.75 per share. The entire value of $190,000 was written off in the fourth quarter of 2001 and included in general and administrative expense.



2001

On December 31, 2001, the Company sold 85% of its equity interest in Newcorp Technology Co. Ltd. in exchange for 65,000 shares of the Company's common stock, which is accounted for as treasury stock at December 31, 2001.

During 2001, three officers decided to reduce their compensation aggregating $93,590, which was accounted for as additional paid-in-capital.


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

Warrants activities in the Company for 1999, 2000 and 2001 were summarized as follows:
                                                Weighted
                                                Average
                                                Exercise  Vesting Expiration
                                      Shares      Price   Period     Date
                                    ----------  --------  ------- ----------
Outstanding at December 31, 1998      645,000      2.23

Warrants granted                      310,000      5.00      None  01/15/05
Warrants granted to consultant         50,000      5.00      None  10/11/01
Warrants exercised                    (75,000)    (1.00)
                                    ----------  ---------  ------- ---------

Outstanding at December 31, 1999      930,000      3.40

Wattants granted                      600,000      1.87      None  12/21/02
Warrants granted to Advisory Board     30,000      3.00      None  12/21/02
Warrants granted to consultant        125,000      3.00      None  02/09/04
Warrants granted to consultant         15,000      3.00      None  12/21/02
Warrants granted to consultant         10,000      4.50      None  12/21/02
Warrants granted to consultant         25,000      5.00      None  12/21/02
Warrants exercised                    (21,000)    (2.58)
                                     ---------  ---------  -------- --------
Outstanding at December 31, 2000     1,714,000     2.78

Warrants granted                        15,000     3.00      None  04/26/03
			             ---------  --------
Outstanding at December 31, 2001     1,729,000    $2.78
                                     =========  ========


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

The assumptions used in the Black Scholes option pricing model in 1999, 2000 and 2001 were as follows:

                                             December 31,
                                 -----------------------------------------
                                    1999             2000        2001
                                 ------------    -------------- -----------
Discount rate - bond yield rate  5.86% - 6.03%   6.18% - 6.34%        4.14%
Volatility                       25.0% - 47.0%         104.58%      101.22%
Expected life                    2 - 5 years     2 - 3 years       2 years
Expected dividend yield          -               -               -

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

Had the Company determined compensation cost based on the fair value at the grant date for its options and warrants under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                         Year ending December 31,
                                    ------------------------------------
                                      1999          2000         2001
                                    ---------     ---------    ---------
Net income (loss)
  As reported                      $  660,721    $1,099,160   $(2,542,424)
  Pro forma                        $  552,621    $  876,360   $(2,542,424)

Basic earnings (loss) per share
  As reported                      $     0.07    $     0.10   $     (0.23)
  Pro forma                        $     0.06    $     0.08   $     (0.23)

Diluted earnings (loss) per share
  As reported                      $     0.06    $     0.10   $     (0.23)
  Pro forma                        $     0.05    $     0.08   $     (0.23)


The following table summarizes information about Warrants outstanding as of December 31, 2001:

           Warrants Outstanding and Exercisable
           --------------------------------------
                         Weighted
                         Average        Weighted
                         Remaining      Average
Exercise  Number        Contractual    Exercise
Price     Outstanding   Life           Price
-------- -------------   ------------------------
$ 1.75     349,000       2.08 years    $ 1.75
$ 1.87     600,000       1.00 years    $ 1.87
$ 2.00     105,000       0.96 years    $ 2.00
$ 3.00     125,000       2.00 years    $ 3.00
$ 3.00      60,000       1.17 years    $ 3.00
$ 3.50      95,000       2.08 years    $ 3.50
$ 4.50      10,000       1.00 years    $ 4.50
$ 5.00     385,000       2.28 years    $ 5.00
          ---------                     ------
         1,729,000                     $ 2.78
          =========                     ======


Note 11.  Concentration of Customer and Suppliers

The Company derived a significant portion of its revenue from sales to certain customers. Sales as a percentage of total sales were as follows:

                                Years Ended December 31,
                            ----------------------------------
                             1999          2000          2001
                            ------        ------        ------
     Customer A               12 %           6 %           2 %
     Customer B               24             3             4
     Customer C               11             -             3
     Customer D                9            10             1
     Customer E                -            11            24
     ---------------------------------------------------------
                              56 %          30 %          34 %
     =========================================================

Three customers accounted for approximately 19% of consolidated accounts receivable in 2001. Three customers accounted for approximately 30% of consolidated accounts receivable at December 31, 2000, including one customer who accounted for approximately 19% of consolidated accounts receivable. Four customers accounted for 73% of consolidated accounts receivable at December 31, 1999.

One vendor accounted for approximately 98% of total purchases in CMS during the year ended December 31, 2001. Four vendors accounted for approximately 36 % of consolidated total purchase during the year ended December 31, 2000, including two vendors who accounted for approximately 10% and 12% of consolidated purchases. Three vendors accounted for 42% of consolidated total purchases during the year ended December 31, 1999.

One major vendor in CMS accounted for 21% and 67% of consolidated accounts payable at December 31, 2000 and 2001. Two vendors accounted for 66% of consolidated accounts payable at December 31, 1999.


Note 12.  Profit Sharing Plan

Autec has a 401(k) profit sharing plan covering substantially all Autec employees, subject to certain participation and vesting requirements. The plan provides that Autec will partially match employee contributions up to specified percentages. The amount charged to selling general and administrative expense for the 401(k) profit sharing plan amounted to $18,388, $10,617 and $10,582 in 1999, 2000 and 2001, respectively.

Note 13. Segment Information

Industry segments:


1999                      Manufacturing  Distribution     R&D         Total
----                     --------------  ------------  ---------  ----------
Assets                  $   9,097,868 $    3,927,065 $  258,623 $ 13,283,556
Revenue                    19,227,878     15,044,309          -   34,272,187
Operating income before
  income taxes and minority
  interest                  1,593,660       (581,104)         -    1,012,556
Depreciation and
  amortization expense         90,131         72,694          -      162,825
                         -------------  ------------   ---------  ----------
2000
----
Assets                  $  15,318,477  $  29,383,241  $   21,203 $ 44,722,921
Revenue                    28,137,002     92,781,772          -   120,918,774
Operating income before
  income taxes and minority
  interest                  1,638,846        495,973   (170,674)    1,964,145
Depreciation and
  amortization expense        138,812        706,921     12,171       857,904
                         -------------  ------------  ----------  -----------
2001
----
Assets                  $  12,618,313   $  27,931,273 $   15,113 $ 40,664,699
Revenue                    16,119,826     125,900,473         -   142,020,299
Operating loss before
  income taxes and minority
  interest                 (2,270,621)      (325,903)         -   (2,596,524)
Depreciation and
  amortization expense        310,281        735,580          -     1,045,861
                         ------------     ----------   ---------    ---------

Geographic segments:

1999                   United States        Asia         Other        Total
----                    ------------     ----------    -------   ----------
Long lived assets     $    1,094,722    $    83,817   $      -   $ 1,178,539
Revenue                   31,643,293      2,227,051    401,843    34,272,187

2000
----
Long lived assets            643,325         73,059          -       716,384
Revenue                   47,899,565     72,709,064    310,145   120,918,774


2001
----
Long lived assets            553,638      2,127,380          -     2,681,018
Revenue                   35,640,020    106,380,279          -   142,020,299


Note 14. Subsequent Event

None.

	Bridge Technology, Inc. and Non-Restricted Subsidiares

The following condensed financial statements present the accounts of Bridge
Technology, Inc. without consolidating its majority owned subsidiary CMS

	   Schedule I - Condensed Financial Statements
			      Balance Sheet

                                         December 31,
		                   -------------------------
				      2000           2001
                                   ---------    ------------
Assets

Cash and cash equivalents        $ 3,839,660    $ 1,963,910
Accounts receivable                9,341,640      5,329,928
Inventory                          3,353,097      3,349,825
Other current assets               1,165,980        550,359
                                  ----------    ------------
Total current assets              17,700,377     10,194,022

Plant, property and equipment        650,770      2,630,891

Investment in CMS                  6,133,503      7,512,013
Goodwill and other intangibles     2,776,324      1,949,417
Other long-term assets               359,897        264,914
                                  ----------     -----------
Total assets                     $27,620,871    $22,551,257

Liabilities

Note payable to bank             $ 4,000,000    $ 4,000,000
Note payable, current portion        155,980         46,901
Related party loan,
   current portion                         -         75,118
Accounts payable                   9,429,755      6,154,149
Accrued liabilities                1,131,744      1,574,748
Shareholders' loan                 2,800,000      2,130,000
                                  ----------     -----------
Total current liabilities         17,517,479     13,980,916

Related party loan, net of
   current portion                         -        914,861

Long term note payable               621,023        328,300
                                  ----------     -----------
Total liabilities                 18,138,502     15,224,077

Minority interest                    (14,276)       (14,290)

Shareholders' equity

Common stock                         108,632        108,632
Additional paid-in capital         9,308,139      9,783,013
Teasury stock                         (2,000)        (2,000)
Note receivable from a
   shareholder                      (225,000)      (340,000)
Retained earnings
   (accumulated deficit)             354,745     (2,187,679)
Transalntion adjustment              (47,871)       (20,496)
                                  -----------    -----------
Total shareholders' equity         9,496,645      7,341,470
                                  -----------    -----------
Total liabilities and
   shareholders' equity          $27,620,871    $22,551,257
                                  ==========     ===========

		Bridge Technology, Inc. and Non-Restricted Subsidiaries

			     Schedule I - Condensed Financial Statements
                 Statement of Operations and Comprehensive Income (Loss)

                                       Years ended December 31,
                                  --------------------------------
                                       2000              2001
                                  ------------       ------------
Revenue, net                      $ 52,620,948       $ 38,115,756

Cost of goods sold                  43,916,995         35,012,178
                                  ------------       ------------
Gross profit                         8,703,953          3,103,578

Research and development expenses      689,056          1,184,687

Selling, general and administrative
   expenses                          7,169,698          6,526,108
                                  ------------       ------------
Income from operations                 845,199         (4,607,217)

Other income (expense)
   Interest, net                      (418,187)          (458,383)
   Other                                27,590             27,183
   Gain on sale of investment                -            879,035
   Provision for note receivable
     from a related party                    -           (262,550)
   Share of income in CMS              990,624          1,386,363
                                   -----------       -------------
Income before income taxes           1,445,226         (3,035,569)

Income tax provision (benefit)         398,894           (493,131)
                                   -----------       -------------
Net income before minority
   interest                          1,046,332         (2,542,438)

Minority intest (loss)                 (52,828)               (14)
                                   -----------       ------------
Net income (loss) attributed to
   common shares                   $ 1,099,160        $(2,542,424)
                                   ===========        ===========

		Bridge Technology, Inc. and Non-Restricted Subsidiaries

	            Schedule I - Condensed Statements of Cash Flows
                    Increase (Decrease) in Cash and Cash Equivalents

                                      Years ended December 31,
                                   ------------------------------
                                       2000              2001
                                   ------------       ------------
Cash flows from operating activities
Net income (loss)                  $ 1,099,160        $ (2,542,424)
Adjustments to reconcile net income
  (loss) to net cash provided
  by (used in) operating activities:
   Depreciation and amortization       830,050             998,982
   Share of income in CMS             (990,624)         (1,386,363)
   Provision for related party loan
     receivable                              -             262,550
   Gain on sale of investment                -            (879,035)
   Write-off of intangible                   -             190,000
   Compensation due to warrants
     issued                              6,247                   -
   Tax refund receivable                     -             500,000
   Foregiveness of officers'
     compensation                            -              93,590
   Minority interest                   (52,828)                (14)
   Changes in operating assets and liabilities,
     net of business acquired:
     Trade receivables              (3,622,758)          4,011,712
     Inventory                        (195,664)          1,003,272
     Other assets                     (912,307)            141,909
     Accounts payable                4,102,304          (2,894,322)
     Accured liabilities               (44,456)            443,215
                                    ------------       -------------
Net cash provided by (used in)
  operating activities                 219,124             (56,928)
                                    ------------       -------------




Cash flows from investing activities
  Proceeds from sale of investment           -             910,180
  Purchase of property, plant
    and equipment                      (98,859)         (2,342,196)
  Proceeds from disposal of
     fixed assets                       34,891                   -
  Due from related party                     -            (340,211)
  Acquisition of CMS                (6,000,000)                  -
                                    ------------       -------------
Net cash used in investing
  activities                        (6,063,968)         (1,772,227)
                                    ------------       -------------
Cash flows from financing activities
  Proceeds from note payable
     to bank                         4,000,000                   -
  Repayments on loans payable         (198,700)           (401,802)
  Proceeds from related party
     loan                                    -           1,000,000
  Repayment on related party
     loan                                    -             (10,021)
  Proceeds from shareholder
     loans                           2,800,000              30,000
  Repayment on shareholder
     loans                                                (700,000)
  Related party receivable              25,000                   -
  Proceeds from exercise
     of warrants                        54,250                   -
  Stock subscription collected          75,000                   -
                                    ------------        ------------
Net cash provided by financing
  activities                         6,755,550             (81,823)
                                    ------------        ------------
Effect of exchange rate
  changes on cash                       28,925              35,228
                                    ------------        ------------
Net increase (decrease) in cash
  and cash equivalents                 939,631          (1,875,750)

Cash and cash equivalents,
  beginning of year                  2,900,029           3,839,660
                                    ------------        ------------
Cash and cash equivalents,
  end of year                      $ 3,839,660        $  1,963,910
                                    ============        ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

             Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 2000 and 2001

                                                 Amount
                                     Beginning   Charged
Ending
Description                          Balance     to Expense  Deductions  Balance
                                     ---------   ----------  ----------  ---------
Allowance for doubtful accounts
  Fiscal 1999                        $ 106,498   $   6,413   $       -   $ 112,911
  Fiscal 2000                        $ 112,911   $ 382,693   $  29,948   $ 465,656
  Fiscal 2001                        $ 465,656   $ 106,584   $ 264,134   $ 308,106

Reserve for inventory obsolescence
  Fiscal 1999                        $ 208,865   $       -   $  40,764   $ 168,101
  Fiscal 2000                        $ 168,101   $ 451,403   $       -   $ 619,504
  Fiscal 2001                        $ 619,504   $ 180,270   $       -   $ 799,774


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive officers of the Registrant are as follows:

                                                              Year First
Name              Age  Position                               Became Officer
----------------------------------------------------------------------------
Winston Gu         50  Chairman & Chief Executive Officer (1)     1999

James Djen         48  CEO and President                          1997

John T. Gauthier   74  Chief Financial Officer                    1997



Mr. Gu had served as Chief Executive Officer from December 1999 to January
2001. He also serves as a Director  since 1997 and Chairman since December 1999.

James Djen was appointed President in January 1999, Managing Director in January 2000 and Chief Executive Officer in January 2001. He also serves as a member of the Board of Directors since 1997.

John T. Gauthier was appointed Chief Financial Officer/Secretary/Treasurer since 1997. He also serves a member of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows all cash compensation for services rendered during the last five fiscal years ended December 31, 2001 paid by our Company to each of our Company's executive officers whose cash compensation exceeded $100,000.

                                                  Long Term Compensation
                                                  ----------------------
                    Annual Compensation         Awards             Payouts
                ------------------------- ----------------- --------------------
                                                   Secu-
                                                   rities
                                  Other   Restr-   Under-
                                  Annual  icted    lying
Name and                          Compen- Stock    Options/ LTIP    All
Other
Principal       Salary   Bonus    sation  Award(s) SAR's    Payouts
Compensation
Position   Year ($)      ($)      ($)     ($)      ($)      ($)     Warrants
---------------------------------------------------------------------------------
Winston Gu 2001 120,000
Chairman   2000 120,000                                             50,000 @ $1.875
           1999  75,000  200,000                                    25,000 @ $5.00
           1998  60,000  200,000

J. Djen    2001 120,000
CEO and    2000 120,000                                             50,000 @ $1.875
President  1999 120,000        0  0       0        0        0       25,000 @ $5.00
           1998 159,900        0  0       0        0        0       45,000 @ $3.50
           1997  82,000        0  0       0        0        0       45,000 @ $2.00

J. Harwer  2001 120,000
Former     2000 120,000                                             50,000 @ $1.875
President  1999 120,000        0  0       0        0        0       25,000 @ $5.00
           1998 141,667        0  0       0        0        0      100,000 @ $1.75
           1997  41,666        0  0       0        0        0            0

R. Fox     2001 120,000
General    2000 120,000                                             15,000 @ $1.875
Manager    1999 125,000        0  0       0        0        0       15,000 @ $5.00
PTI        1998 123,637        0  0       0        0        0       30,000 @ $3.50
Enclosures 1997  73,839        0  0       0        0        0       30,000 @ $2.00

John T.    2001 120,000
Gauthier   2000 120,000                                             50,000 @ $1.875
Chief      1999  60,000                                             25,000 @ $5.00
Financial  1998  36,000
Officer


Option Exercise and Holdings

The following table sets forth the information concerning each exercise of a stock option during the fiscal year ended December 31, 2001 by each of the named Executive Officers and the number and value of unexercised options at December 31, 2001.

		Number of	Value		Number of Shares Underlying
		Shares on	Realized	Unexercised Options at 12/31/2001
		Exercise			Exercisable/Unexercisable
Name

Winston Gu	0		$0		105,000/0

James Djen	0 		$0		146,000/0

John Gauthier	0		$0		100,000/0

John Harwer	0		$0		125,000/0

No Director of Executive Officer exercised any options during the fiscal year ended December 31, 2001.


Option Exercises

During the fiscal year, none of the Executive Officers identified in the Summary Compensation Table exercised any stock options, and,as of December 31, 2001, none held any in-the-money options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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


Name and Address
of Title of                    Preferred   Common               Class
Beneficial Owner               Shares      Shares          %    Ownership
--------------------------------------------------------------------------
Winston Gu (3)                             2,238,334      20.6  Common
12601 Monarch Street
Garden Grove, CA 92841

James Djen (1)                               700,420       6.4  Common
12601 Monarch Street
Garden Grove, CA 92841


John T. Gauthier (1)                          99,540       0.9  Common
12601 Monarch Street
Garden Grove, CA 92841

Hideki Watanabe (1)                          185,000       1.7  Common
4-14-2 Nagatsuda, Midori-Ku
Yokohama-Shi, Kanagawa-Ken, Japan

Alan Sheen (5)                               440,000       4.0  Common
440 Cloverleaf Dr.
Baldwin Park, CA 91706

Fusahiko Hasegawa			      20,000       0.2  Common
Yokohama Business Park
East Tower 9F, 134, Goudo-Chuodogawa-ku
Yokohama-Shi, Kanagawa, Japan

COMMON
All Officers & Directors (2)               3,683,294      33.9  Common


(1) Officer and/or Director of our Company.
(2) Officers and Directors as a Group. The balance of our Company's outstanding Common Shares is held by approximately 2800 persons.
(3) Include shares owned by wife Jeannie Gu.
(4) Include shares owned by wife Hwe-Mei Cheng
(5) Include shares owned by wife Hui-Ying Sheen

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation except as disclosed in the Notes to the financial statements.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

EX-10.A Classic Trading, Inc. Agreement (incorporated by reference to Bridge Technology, Inc. Form 10-KSB filed March 31, 1999)

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

EX-10.F     Autec Power Systems, Inc. Acquisition Agreement, dated
            December 8, 1999

EX-10.G CMS Technology Limited (HK) Acquisition Agreement as amended March 15, 2000


EX-21       SUBSIDIARIES OF THE REGISTRANT

            A.  PTI Enclosures, Inc. (California) - July 1993
            B.  Newcorp Technology, Inc. (Japan)
            C.  Bridge R & D, Inc. (California)
            D.  Pacific Bridge Net (Nevada)
            E.  Autec Power Systems, Inc. (California)
            F.  CMS Technology Ltd. (Hong Kong)
            G.  Bridge Technology Ningbo Co. Ltd. (China)


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

EX-99.F     CMS Technology, Ltd. (Hong Kong) Financial Statements
----------------------------------------------------------------

SIGNATURES
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Registrant: BRIDGE TECHNOLOGY, INC.
            -----------------------

By:	James Djen
	----------------------
	James Djen, CEO & President

Date:	March 31, 2002
	----------------------


By:	John T. Gauthier
      ----------------------
	John T. Gauthier, CFO

Date:	March 31, 2002
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
	----------------------
	John T. Gauthier, CFO

Date: March 31, 2002
	----------------------


By:     James Djen
        ----------------------
        James Djen, CEO & President

Date: March 31, 2002
        ----------------------