Form 10-Q
period 2002-03-31
BRIDGE TECHNOLOGY INC
filed 2002-07-29
CIK 1048273

ver. N
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended      March 31, 2002
                                    -----------------------
                  or

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

  Common Stock, $0.01 Par Value - 10,863,186 shares as of March 31, 2001
-------------------------------------------------------------------------

                       PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                Bridge Technology, Inc. and Subsidiaries
                       Consolidated Balance Sheets


                                               December 31,      March 31,
                                                   2001            2002
                                                 (Audited)      (Unaudited)
                                               ------------    ------------
Assets (Note 4)
Current assets:,
  Cash                                        $  2,413,295    $  1,750,607
  Accounts receivable less allowance
    for doubtful accounts of $308,106
    and $302,005                                11,035,057       7,752,134
  Tax refund receivable                            500,000         500,000
  Other receivables                                 76,296          40,014
  Inventory                                     21,692,543      30,997,650
  Due from related party                            22,143          12,787
                                               ------------    ------------
Total current assets                            35,739,334      41,053,192

Property and equipment, net                      2,681,018       2,545,176

Goodwill, net of amortization of $1,242,917      1,949,417       1,949,417
Investments                                        198,717         194,149
Other assets                                        96,213          98,487
                                               ------------    ------------
Total assets                                  $ 40,664,699    $ 45,840,421
                                               ============    ============


Liabilities and Shareholders' Equity

Current liabilities:
  Bank overdraft                              $     36,152    $     49,260
  Line of credit				 9,000,000       8,900,000
  Current portion of long term debt                 46,901          46,901
  Accounts payable, net of accrued rebates
    and credits of $698,470 and $981,298        18,019,422      19,589,522
  Accrued taxes payable                              6,400         107,907
  Deferred income tax                                4,097             640
  Accrued liabilities                            1,941,560       2,955,689
  Current portion of related party loan             75,118          75,118
  Shareholder loan            		         2,130,000       4,918,215
                                               ------------    ------------
Total current liabilities                       31,150,690      36,643,252
Related party loans less current portion           914,861         904,733
Long term debt, less current portion               328,300         316,750
                                               ------------    ------------
Total liabilities                               32,393,851      37,864,735
                                               ------------    ------------

Minority interest                                  820,378         853,330

Commitments and Contingencies

Shareholders' equity
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares, 10,863,186
    shares outstanding                             108,632         108,632
  Additional paid-in capital                     9,783,013       9,783,013
  Related party receivable                        (340,000)       (340,000)
  Treasury stock, 1,000 shares at cost              (2,000)         (2,000)
  Retained earnings (accumulated deficit)       (2,187,679)     (2,406,560)
  Accumulated other comprehensive loss             (20,496)        (20,729)
                                               ------------    ------------
Total shareholders' equity                       7,450,470       7,122,356
                                               ------------    ------------

Total liabilities and shareholders' equity    $ 40,664,699    $ 45,840,421
                                               ============    ============



See accompanying summary of accounting policies and notes to consolidated financial statements.

                Bridge Technology, Inc. and Subsidiaries
                  Consolidated Statements of Operations


                                        Three Months Ended Mar. 31,
                                       -----------------------------
                                           2001             2002
                                       (Unaudited)      (Unaudited)
                                       ------------     ------------

Net sales                             $ 27,790,364     $ 27,289,867

Cost of sales                           25,092,394       25,688,331
                                       ------------     ------------
Gross profit                             2,697,970        1,601,536

Research and development                   206,135          198,258

Selling, general and
  administrative expense                 2,057,646        1,710,739
                                       ------------     ------------
Income from operations                     434,189         (307,461)

Other income (expense):
  Interest income (expense), net          (147,438)        (193,199)
  Other income                              68,848           55,064
  Gain on sale of investment                     -          320,871
                                       ------------     ------------
Income before income taxes                 355,599         (124,725)

Income taxes provision                     102,024           61,204
                                       ------------     ------------
Net income (loss)                          253,575         (185,929)

Minority interest                          (40,540)         (32,952)
                                       ------------     ------------
Net income (loss) applicable
  to common shares                    $    213,035    $    (218,881)
                                       ============     ============

Basic weighted average number of
  common stock outstanding              10,863,186       10,863,186
                                       ============     ============

Basic earnings (loss) per share       $       0.02    $       (0.02)
                                       ============     ============
Diluted weighted average number
  of common stock outstanding           11,095,427       10,863,186
                                       ============     ============

Diluted earnings per share            $       0.02     $      (0.02)
                                       ============     ============

Comprehensive income (loss) and
  its components consist of the
  following:
    Net income (loss)                 $    213,035    $    (218,881)
    Foreign currency translation
      adjustment, net of tax                15,716             (233)
                                       ------------     ------------
    Comprehensive income (loss)       $    228,751    $    (219,114)
                                       ============     ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                    Bridge Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                 Three Months Ended Mar. 31,
                                                 ---------------------------
                                                        2001        2002
                                                    (Unaudited)  (Unaudited)
                                                    -----------  -----------
Cash flows from operating activities
  Net income (loss)                                $   213,035  $  (218,881)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                     214,161      144,725
     Provision for doubtful accounts                    10,000        5,677
     (Gain) loss on sale of investment                       -     (320,856)
     Provision for slow moving inventory                21,263            -
     Deferred taxes                                     32,194       (3,457)
     Minority interest                                  40,540       32,952
     Increase (decrease) from changes in
      operating assets and liabilities:
        Trade receivables                           10,004,246    3,277,246
        Inventory                                   (8,777,099)  (9,305,107)
        Other receivables                              543,177       27,205
        Other assets                                   (15,000)       6,803
        Accounts payable                            (3,740,323)   1,570,100
        Accrued liabilities                            (31,313)   1,014,128
        Income taxes payable                          (233,296)     101,468
        Payable to employee                            (35,000)           -
        Due from related party                           8,682            -
                                                    -----------  -----------
Net cash provided by (used in) operating activities (1,744,733)  (3,667,997)
                                                    ===========  ===========
Cash flows from investing activities
  Purchase of property, plant and equipment            (48,888)      (8,883)
  Investment in affiliate                           (1,180,907)           -
  Repayment from (advance to) shareholder              180,006            -
  Due from related party                                     -        9,356
  Proceeds from sale of investment                           -      325,424
                                                    -----------  -----------
Net cash used in investing activities               (1,049,789)     325,897
                                                    ===========  ===========
Cash flows from financing activities
  Bank overdraft                                             -       13,108
  Repayments on loans payable                          (41,680)     (11,550)
  Proceeds from shareholder loans                            -    2,818,215
  Repayments on shareholder loans                     (600,000)     (30,000)
  Proceeds from line of credit                       2,016,136            -
  Repayments on line of credit                               -     (100,000)
  Repayments on related party                                -      (10,128)
                                                    -----------  -----------
Net cash provided by financing activities            1,374,456    2,679,645
                                                    ===========  ===========
Effect of exchange rate changes on cash                (22,127)        (233)
                                                    ===========  ===========
Net increase in cash and cash equivalents           (1,442,193)    (662,688)

Cash and cash equivalents, beginning of period       4,870,836    2,413,295
                                                    -----------  -----------
Cash and cash equivalents, end of period           $ 3,428,643  $ 1,750,607
                                                    ===========  ==========
Supplemental information:
 Cash paid during the year for:
   Interest                                        $   140,063  $    39,391
   Income taxes                                        300,000        2,586
                                                    -----------  -----------

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

The Company has the following subsidiaries:

                                   Ownership
                                   ---------
 Bridge R&D, Inc.                  100%   Established on June 1, 1997
 PTI Enclosures, Inc.              100%   Merged on December 14, 1998
 Pacific Bridge Net, Inc.           80%   Established on August 16, 1999
				            and ceased operation in 2000
 Autec Power Systems, Inc.         100%   Merged on December 1, 1999
 CMS Technology Limited             90%   Acquired on January 3, 2000 (60%)
                                            acquired on May 15, 2000 (30%)
 Bridge Technology Ningbo Co. Ltd. 100%   Established on May 28, 2001


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2.  Reclassification

Certain amounts in the consolidated financial statements for March 31, 2001 have been reclassified to conform to the March 31, 2002 presentation. Such reclassification had no effect on shareholders' equity as previously reported.


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

The computation of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 10,863,186 shares for the three months ended March 31, 2002.
Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and stock warrants. The computations of the weighted average common shares used in the computation of basic and diluted net income per share is based on 10,863,186 and 11,095,427 shares, respectively, for the three months ended March 31, 2001, respectively.


Note 4.  Income Taxes

As of December 31, 2001, a valuation allowance has been provided for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

One of the subsidiaries of the Company has net operating loss carryforwards which are separate return year losses in the amount of approximately $157,191, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryforward is subject to an annual limitation.

Note 5.  Inventory

Inventory consists of:

                                     December 31,       March 31,
                                         2001             2002
                                    -------------    -------------
Service parts                      $   1,633,919    $   1,418,807
Work in process                          329,730          608,804
Finished goods                        20,528,669       29,681,550
Allowance for slow moving items         (799,775)        (671,733)
                                    -------------    -------------
                                   $  21,692,543    $  31,037,428
                                    =============    =============

Note 6.  Goodwill


Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, Goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. As provided under SFAS 142, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year.

In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of reported net income to net income adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

                                              March 31,
                                      --------------------------
                                         2001           2002
                                      ----------     -----------
Reported net income (loss)           $   213,035    $   (218,881)
  Add back: Goodwill amortization        159,227               -
                                      ----------     -----------
Adjusted net income (loss)               372,262        (218,881)

Basic weighted average number of
  common shares outstanding           10,863,186      10,863,186

Basic earnings (loss) per share             0.02           (0.02)

Adjusted earnings (loss) per share          0.03           (0.02)

Diluted weighted average number of
  common shares outstanding           11,095,427      10,863,186

Diluted earnings (loss) per share           0.02           (0.02)

Adjusted diluted earnings (loss)
  per share                                 0.03           (0.02)
                                      ----------      ----------


Note 7.  Subsequent Events

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------
Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any obligations to update these forward-looking statements.


Results of Operations for the Three Months Ended March 31, 2002 as Compared to the Three Months Ended March 31, 2001
------------------------------------------------------------------
Net sales of $27,289,867 for the three months ended March 31, 2002 decreased by $500,497, representing approximately a 2% decrease, over net sales of $27,790,364 for the same period of 2001. The decrease was due primarily to the decrease in Autec Power Systems, Inc. ("Autec") sales for the quarter ended March 31, 2002. Autec sales decreased by approximately $2.6 million due to a weak overall economy and soft customer demand as a result of customers overstocking in previous quarters. The decrease in Autec sales was partially offset by increases in sales relating to the Company's distribution business in Asia.

Asia revenues for the three months ended March 31, 2002 were $21,538,901 compared to $19,802,160 for the three months ended March 31, 2001, an increase of $1,736,741 or 8.8%. Increases relate primarily to increased sales volume at CMS Technology Limited.

United States revenues for the three months ended March 31, 2002 were $5,750,966 compared to $7,988,204 for the three months ended March 31, 2001, a decrease of $2,237,238 or 28.0%. Decreases relate primarily to decreased sales at Autec.

Revenues for the Company's distribution businesses were $25,182,908 for the three months ended March 31, 2002 compared to $22,787,935 for the three months ended March 31, 2001, an increase of $2,394,973 or 10.5%. Increases relate primarily to increased sales volume at CMS Technology Limited. Also, Bridge R&D, Inc. sales increased due to a large sales to distributors during the three months ended March 31, 2002.

Revenues for the Company's manufacturing businesses were $2,106,959 for the three months ended March 31, 2002 compared to $5,002,429 for the three months ended March 31, 2001, a decrease of $2,895,470 or 57.9%. The decrease relates primarily to decreased sales at Autec.

Gross profit for the three months ended March 31, 2002 was $1,601,536, decreasing by $1,096,434 and representing approximately a 41% decrease, compared to $2,619,514 for the same period of 2001. The reason for this decrease is due mainly to the decrease in sales of Autec for the quarter ended March 31, 2002. Gross profit as a percentage of net sales declined from 9.7% for the three months ended March 31, 2001 to 5.9% for the three months ended March 31, 2002. The decrease is principally due to the lower margin generated through the sales of Autec. Autec's product mix has changed to lower profit products.

Asia gross profit as a percentage of sales for the three months ended March 31, 2002 was 3.6% compared to 5.0% for the three months ended March 31, 2001.

United States gross profit as a percentage of sales for the three months ended March 31, 2002 was 14.3% compared to 21.3% for the three months ended March 31, 2001. The decrease is primarily attributable to decreased gross margins at Autec.

Gross profits for the Company's distribution businesses as a percentage of sales for the three months ended March 31, 2002 was 5.1% compared to 4.7% for the three months ended March 31, 2001.

Gross profits for the Company's manufacturing businesses as a percentage of sales for the three months ended March 31, 2002 was 14.9% compared to 32.6% for the three months ended March 31, 2001. The decrease is primarily attributable to decreased gross margins at Autec.

Research and development expenses decreased by $7,877 to $198,258 in the three months ended March 31, 2002, compared to $206,135 for the three months ended March 31, 2001. This represents approximately a 4% decrease.

Selling, general and administrative expenses decreased by $346,907 to $1,710,739 in the three months ended March 31, 2002 compared to $2,057,646 for the three months ended March 31, 2001. As a percentage of revenue, these expenses decreased from 7.4% in the three months ended March 31, 2001 to 6.3% in the three months ended March 31, 2002. The decline is due to the cost saving effort implemented by management for the quarter ended March 31, 2002. Cost saving efforts included significant layoffs at Autec as well as less cutbacks in operating expenses such as travel expense and purchases of supplies.

Income from operation decreased from income of $434,189 for the three months ended March 31, 2001 to loss of $307,461 in the three months ended March 31, 2002. The decrease primarily reflects the decline in profitability at Autec. Income from operations as a percentage of revenue decreased from 1.6% for the three months ended March 31, 2001 to a loss from operations as a percentage of revenue to 1.1% for the three months ended March 31, 2002.

Net interest expense increased by $45,761 from $147,438 for the three months ended March 31, 2001 to net interest expense of $193,199 for the three months ended March 31, 2002. The increase is mainly the result of increased borrowings from shareholders during the three months ended March 31, 2002.

Other income decreased by $13,784 from $68,848 for the three months ended March 31, 2001 to $55,064 for the three months ended March 31, 2002.

Net income decreased by $431,916 from net income of $213,035 for the three months ended March 31, 2001 to net loss of $218,881 for the three months ended March 31, 2002. These results reflect an income of $0.02 per share for the three months ended March 31, 2001 to a loss of $0.02 per share for the three months ended March 31, 2002.

Capital Resources and Liquidity
-------------------------------
The Company's capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient to cover its cash flow from operations. At March 31, 2002, the Company had working capital approximately $4.4 million and cash of $1.8 million compared to a working capital of approximately $4.6 million and cash of $2.4 million at December 31, 2001.

Net cash used in oprating activities for the three months ended March 31, 2002 was $3,667,997 as compared to $1,744,733 used in operating activities for the three months ended March 31, 2001. The difference is mainly due to decrease in accounts payable and increase in inventory.

Net cash provided in investing activities for the three months ended March 31, 2002 was $325,897 mainly from the proceeds from sale of investment, as compared to $1,049,789 net cash used in investing actiivities for the three months ended March 31, 2001 for the investment in China and other affiliates.

Net cash provided by financing activities for the three months ended March 31, 2002 was $2,679,645 as compared to $1,374,456 in the three months ended March 31, 2001. The significant change is attributable to proceeds from shareholder loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
Bridge Technology, Inc. develops and procures products in the United States, Japan and Hong Kong, and the Company sells primarily in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the Company's products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make our Company's products less competitive in foreign markets.


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



                                        Bridge Technology, Inc.
                                       ------------------------------
                                              (Registrant)


Date:  July 24, 2002
      --------------                   ------------------------------
                                        Winston Gu, Chairman


Date:  July 24, 2002
      --------------                   ------------------------------
                                        James Djen, CEO and President


Date:  July 24, 2002
      --------------                   ------------------------------
                                        John T. Gauthier, CFO