Form 10-Q
period 2002-03-31
BRIDGE TECHNOLOGY INC
filed 2002-08-14
CIK 1048273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended       June 30, 2002
                                    -----------------------
                  or

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock, $0.01 Par Value - 10,898,110 shares as of June 30, 2002
----------------------------------------------------------------------------

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                   Bridge Technology, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                 DEC. 31        JUN. 30
                                                   2001           2002
                                                (Audited)     (Unaudited)
                                               ------------   ------------

Assets
Current assets:
  Cash                                        $  2,413,295   $  1,891,729
  Restricted cash                                        -        317,495
  Accounts receivable less allowance
    for doubtful accounts of $308,106
    and $302,005                                11,035,057      6,690,776
  Tax refund receivable                            500,000        500,000
  Other receivables                                 76,296        189,157
  Inventory                                     21,692,543     18,062,279
  Due from related party                            22,143         23,195
                                              ------------   ------------
Total cu,rrent assets                            35,739,334     27,674,631

Property and equipment, net                      2,681,018      2,516,897

Goodwill, net of amortization of
   $1,242,917 and $1,242,917                     1,949,417      1,949,417
Investments                                        198,717         89,996
Other assets                                        96,213        105,096
                                               ------------   ------------
Total assets                                  $ 40,664,699   $ 32,336,037
                                               ============   ============


Liabilities and Shareholders' Equity

Current liabilities:
  Bank overdraft                              $     36,152   $     65,709
  Line of credit                                 9,000,000      9,504,076
  Current portion of long term debt                 46,901         46,901
  Accounts payable, net of accrued rebates
    and credits of $698,470 and $981,298        18,019,422      6,934,598
  Accured taxes payable                              6,440        128,905
  Deferred income tax                                4,097          3,201
  Accrued liabilities                            1,941,560      2,869,219
  Current portion of related party loan             75,118         75,118
  Shareholder loan                               2,130,000      4,404,732
                                               ------------   ------------
Total current liabilities                       31,259,690     24,032,459
Related party loans less current portion           914,861        895,107
Long term debt, less current portion               328,300        305,084
                                               ------------   ------------
Total liabilities                               32,502,851     25,232,650
                                               ------------   ------------

Minority interest                                  820,378        865,796

Shareholders' equity:
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares,
    10,898,110 shares outstanding                  108,632        108,981
  Additional paid-in capital                     9,783,013      9,809,533
  Related party receivable                        (340,000)      (340,000)
  Treasury stock                                    (2,000)        (2,000)
  Retained earnings (accumulated deficit)       (2,187,679)    (3,316,576)
  Accumulated other comprehensive loss             (20,496)       (22,347)
                                               ------------   ------------
Total shareholders' equity                       7,341,470      6,237,591
                                               ------------   ------------

Total liabilities and shareholders' equity    $ 40,664,699   $ 32,336,037
                                               ============   ============



See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Bridge Technology, Inc. and Subsidiaries
                          Consolidated Statements of Operations



                            Three Months Ended           Six Months Ended
                        --------------------------  --------------------------
                           June 30,      June 30,      June 30,      June 30,
                            2001          2002          2001          2002
                        ------------  ------------  ------------  ------------
                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


Net sales              $ 34,616,027  $ 26,594,227  $ 62,406,391  $ 53,884,094

Cost of sales            32,999,988    25,407,503    58,092,382    51,095,834
                        ------------  ------------  ------------  ------------
Gross profit              1,616,039     1,186,724     4,314,009     2,788,260

Research and development    448,886       189,592       655,021       387,850

Selling, general and
  administrative expense  2,162,538     1,870,743     4,220,184     3,581,482
                         -----------  ------------  ------------  ------------
Income (loss) from
  operations               (995,385)     (873,611)     (561,196)   (1,181,072)

Other income (expense):
  Interest income
    (expense), net         (217,495)     (268,708)     (364,933)     (461,907)
  Gain on sale of investment      -       215,556             -       536,427
  Other income               37,362        52,771       106,210       107,835
                         -----------  ------------  ------------  ------------
Income before
  income taxes           (1,175,518)     (873,992)     (819,919)     (998,717)

Income taxes provision       57,825        23,559       159,849        84,763
                         -----------  ------------  ------------  ------------
Net income (loss)        (1,233,343)     (897,551)     (979,768)   (1,083,480)

Minority interest           (46,549)      (12,465)      (87,089)      (45,417)
                         -----------  ------------  ------------  ------------
Net income (loss)
  applicable to common
  shares                $(1,279,892)  $  (910,016)  $ (1,066,857)  $(1,128,897)
                         ===========  ============  ============  ============
Basic weighted average
  number of common
  shares outstanding     10,863,186    10,875,467     10,863,186    10,869,360
                         ===========  ============  ============  ============

Basic earnings
  per share              $    (0.12)   $    (0.08)  $    (0.10)   $     (0.10)
                         ===========  ============  ============  ============

Diluted weighted average
  number of common
  shares outstanding     10,863,186    10,875,467    10,863,186    10,869,360
                         ===========  ============  ============  ============

Diluted income (loss)
  per share              $    (0.12)   $   (0.08)   $    (0.10)   $     (0.10)
                         ===========  ============  ============  ============

Comprehensive income
  and its components
  consist of the
  following:
    Net income          $(1,279,892)  $  (910,016)  $(1,066,857)   $(1,128,897)
    Foreign currency
      translation
      adjustment,
      net of tax             (6,734)       (1,618)        8,982         (1,851)
                         -----------  ------------  ------------  ------------
    Comprehensive
      income            $(1,286,626)  $  (911,634)  $(1,057,875)   $(1,130,748)
                         ===========  ============  ============  ============





See accompanying summary of accounting policies and notes to consolidated financial statements.

                   Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents


                                                      Six Months Ended
                                                 -------------------------
                                                   June 30,      June 30,
                                                     2001          2002
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)

Cash flows from operating activities
  Net income (loss)                             $(1,066,857)  $(1,128,897)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  428,051       258,471
     Provision for doubtful accounts                 18,017        82,259
     Provision for slow moving inventory            200,154       231,000
     Stock compensation                                   -        15,453
     Gain on disposal of investment                       -      (536,373)
     Minority interest                               87,089        45,418
     Increase (decrease) from changes in
       operating assets and liabilities:
        Restricted cash                                   -      (317,495)
        Trade receivables                         6,176,730     4,262,022
        Inventory                               (12,766,847)    3,410,680
        Deferred income taxes                       (38,733)         (896)
        Other receivables                           921,021        44,565
        Other current assets                       (116,833)     (166,309)
        Accounts payable                          1,059,033   (11,084,824)
        Accured liabilities                        (188,989)      927,658
        Income taxes payable                        (96,806)      122,466
                                                 -----------   -----------
Net cash used in operating activities            (5,384,970)   (3,834,802)
                                                 -----------   -----------

Cash flows from investing activities
  Purchase of property, plant and equipment      (1,652,397)      (94,350)
  Due from related party                             (6,962)       (1,052)
  Proceeds from disposal of investment                    -       645,094
                                                 -----------   -----------
Net cash used in investing activities            (1,659,359)      549,692
                                                 -----------   -----------

Cash flows from financing activities
  Bank overdraft                                          -        29,557
  Repayments on loans payable                      (107,149)      (23,216)
  Proceeds from line of credit                    2,000,000       604,076
  Repayment of line of credit                             -      (100,000)
  Proceeds from related party loans               2,341,870     2,818,215
  Repayments of related party loans                (800,000)     (563,237)
                                                 -----------   -----------
Net cash provided by financing activities         3,434,721     2,765,395
                                                 -----------   -----------

Effect of exchange rate changes on cash              12,268        (1,851)
                                                 -----------   -----------

Net increase in cash and cash equivalents        (3,597,340)     (521,566)


Cash and cash equivalents, beginning of period    4,870,836     2,413,295
                                                 -----------   -----------

Cash and cash equivalents, end of period        $ 1,273,496   $ 1,891,729
                                                 ===========   ===========

Supplemental information
  Cash paid during the period for:
    Interest                                    $   371,805   $   376,907
    Income taxes                                    300,000             -
                                                 -----------   -----------


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

Note 1. - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles or interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2001, the Company incurred a net loss of $2,542,000 and used cash of $3,635,000 in its operations. Management has undertaken certain actions in an attempt to improve the Company's liquidity and return the Company to profitability. On July 24, 2002, the Company entered into a loan modification and extension agreement with a commercial bank for its outstanding balance of $4 million at December
31, 2001, which was reduced by $100,000 payment made in 2002.
Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September
15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. Additionally, management is negotiating with the Company's major shareholders to convert a portion of the Company's indebtedness to them into equity in order to improve the Company's working capital position.

Operationally, management's plans include continuing actions to cut or curb non-essential expenses and focusing on improving sales of Autec. No assurance can be given that the Company will be successful in extending or modifying its line of credit or that the Company will be able to return to profitable operations.

Looking for alternatives, the Company is currently seeking for global financing agreement with a major international bank to replace
existing credit lines in the U.S. and Hong Kong.   No assurance can
be given that the alternative funding source will be available.

Note 2. - Income Taxes and Refund Receivable

As of December 31, 2001, a valuation allowance has been provided for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

In July 2002, the Company filed its consolidated income tax return for the year ended December 31, 2001 claiming tax refund of approximately $580,000 that is expected by the Company to receive from IRS in later September 2002.

Note 3. - Shareholders' Equity

In May 2002 the Company granted a warrant to a consultant which allows him to purchase 15,000 shares of common stock with an exercise price at $0.55 per share and expiration date at January 15, 2005 in lieu of payroll payable of $9,675.

In May 2002, the Company issued aggregate 34,924 shares of common stock to a vendor in lieu of payment for purchasing certain inventory.
The shares issued were priced at the fair market value of $0.37 and $0.32 at respective issuing dates.

In June 2002, the Company issued a warrant of purchase 30,000 share of common stock with an exercise price of $0.55 per share and expiration date at June 30, 2007 for settlement of a lawsuit. As result of this issuance, the Company recorded the fair value of $5,778 for the warrant.

Note 4. - Inventory

Inventory consists of:

                                      December 31,        June 30,
                                          2001              2002
                                      ------------      ------------
Service parts                        $  1,633,919      $  1,261,871
Work in process                           329,730           579,923
Finished goods                         20,528,669        17,971,558
Allowance for slow moving items          (799,775)       (1,734,473)
                                      ------------      ------------
                                     $ 21,692,543      $ 18,078,879
                                      ============      ============

Note 5. - Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, Goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. As provided under SFAS 142, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identifies, by the end of the year.

In accordance with SFAS 142, prior period amounts were not restated.
A reconciliation of reported net income to net income adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

                                                June 30,
                                        -----------------------------
                                            2001              2002
                                        -----------      ------------
Reported net loss                      $ (1,066,857)    $  (1,128,897)
   Add back: Goodwill amortization          318,454                 -
                                        -----------      ------------
Adjusted net income                        (748,403)       (1,128,897)

Basic weighted average number of common
   stock outstanding                     10,863,186        10,869,360

Basic earnings per share               $      (0.10)    $       (0.10)

Adjusted earnings per share            $      (0.07)    $       (0.10)

Diluted weighted average number of common
   stock outstanding                     10,863,186        10,869,360

Diluted earnings per share             $      (0.10)    $       (0.10)

Adjusted diluted earnings per share    $      (0.07)    $       (0.10)
                                         ==========       ===========

The Company engaged a third-party appraisal firm to conduct a valuation on the impairment of goodwill in August 2002. Based on the result of valuation report provided by the valuation service firm, no impairment was recognized as of June 30, 2002.

Note 6. - Legal Proceedings

On November 14, 2001, a complaint was filed by Oppenheimer Wolff & Donnelly LLP in the Orange County Superior Court, Santa Ana, California against the Company for fees allegedly owed by the Company. The Company intends to vigorously defend this claim because the amount invoiced was deemed excessive comparing to the quality of services rendered. The estimated liability including interest, costs and statutory attorney's fees was approximately $100,000. At December 31, 2001 the Company has recorded liabilites for this amount. In July 2002, a non-binding arbitration was initiated and the Company is waiting for the final decision from the arbitrators.

On April 16, 2002, a complaint was filed by Danton Mak Esq. in the Superior Court of Los Angeles against Autec Power Systems, Inc. for fees allegedly owed by Autec. The matter was submitted to binding arbitration schedule for hearing in April 2002. An estimated liability of $136,000 has been recorded at December 31, 2001. In July 2002 this matter has been settled for $110,000 by stipulation of four equal payments of $27,500 due on June 1, July 1, August 1 and September 1, 2002.

On April 24, 2002 a complaint was filed against the Company in the Orange County Superior Court, Santa Ana, California by Mason Tarkeshian for fees alleged to be due on an acquisition which was not consummated. The complaint sought for damage of approximately $2 million where as the Company believes that the complaint was without merit and would be resolved in favor of the Company. The Company tendered this case to the insurance carrier for settlement and had not accrued any liabilities for this matter as of December 31, 2001. In 2002, this complaint was settled by the Company's insurance carrier and the Company. The Company's portion of contribution to the settlement was to issue a warrant to purchase 25,000 shares of common stock of Bridge at $0.55 per share. The Company issued that warrant in July 2002 and is awaiting the receipt of a specific and general release.

On October 1, 2001, a complaint was filed by a Trustee in U.S. Bankruptcy Court against the Company for an alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, a corporation owned by the Company's former president, which filed for liquidation under federal bankruptcy laws on April 6, 2000. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter. In July 2002, this case was settled by the Company's insurance carrier and the Company in principal and the drafted settlement agreement was sent to plaintiff's attorney for approval. Accordingly, the Company accrued a contingent liability of approximately $265,000 as of June 30, 2002. The Company is waiting for the finalized document to be signed soon.

On December 12, 2001, a former shareholder of Autec Power Systems has filed a complaint in Ventura County Superior Court against the controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc.
alleging that the complainant did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. The Company believes that the complaint is without merit and will defend it vigorously. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter at December 31, 2001. In 2002, this complaint was dismissed by the Court and the plaintiff is trying to re-file this case. As of August 12, 2002, the Company is unable to predict any consequence about this matter.

Note 7. - Subsequent Events

In 2000, the Company obtained a revolving line of credit, as amended, from a commercial bank with an aggregate amount of principal not to exceed $4,000,000. Advances bear interest at the prime rate (5.25%
at December 31, 2001). The outstanding balance at December 31, 2001 was $4,000,000. Outstanding interest and principal was originally payable no later than June 30, 2001. The revolving line of credit is subject to certain restrictive covenants and is collateralized by substantially all of the assets located in the US. As of December 31, 2001, the Company had not repaid the bank for amounts due under the line of credit and, therefore, was in default. On July 24, 2002, the Company entered into a loan modification and extension agreement with the bank. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002 and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. In exchange for agreeing to the modifications, the Company granted to the bank a security interest in the 65% of all issued and outstanding common stock of CMS, subordinated the loans due to the Company's shareholders, and issued two warrants to the bank each of which grants the bank the right to purchase 250,000 shares of the Company's common stock at a per share
price of $1.00.   If the Company either pays off the entire $3.9
million of outstanding balance or pledges 90% of all issued and outstanding CMS shares that the Company owns by December 31, 2002, one of the warrants may be cancelled.

Note Payable to IBM

In 2000, the Company's 90% owned Hong Kong based subsidiary, CMS, entered into a revolving credit arrangement with International Business Machines Corp ("IBM") for the purposes of financing CMS' purchases from IBM. The facility was originally set to expire in 2001 but has been extended until October 31, 2002. Advances under the loan arrangement are secured by CMS' receivables and certain of its other assets, as well as by a guaranty provided by the Company, with interest at a variable rate of prime (as determined by the Hong Kong and Shanghai Banking Corporation) plus 2% (11.5% at December 31, 2001) with a floor of 9%. At
December 31, 2000 and 2001, outstanding borrowings totaled $2,000,000 and $5,000,000, respectively. The arrangement also provides restrictions on CMS' ability to transfer funds to the Company or any other subsidiaries without IBM's written consent. At
December 31, 2000 and 2001, CMS' net assets subject to this restriction were $6,815,003 and $8,346,680.

In July 2002, CMS paid off the entire outstanding balance of US$5 million and reduced its regular trade accounts payable to IBM from approximately US$11.9 million at December 31, 2001 to approximately US$3.3 million as of June 30, 2002. Consequently, the above restriction on CMS's ability to transfer funds to the Company and other subsidiaries will be removed with a written acknowledgement from IBM.

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


Results of Operations for the Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001
------------------------------------------------------------------------------
Net sales of $26,594,227 for the three months ended June 30, 2002 decreased by $8,021,800, representing approximately a 23.17% decrease, over net sales of $34,616,027 for the same period of 2001. The decrease was due primarily to the decrease of approximately $4 million in U.S. operations and approximately $4 million in Asia operations.

Asia revenue for the three months ended June 30, 2002 were $20,302,572 compared to $24,203,905 for the three months ended June 30, 2001, a decrease of $3,901,333 or 16%. The decrease relates primarily to lower sales volume at CMS Technology Limited.

United States revenues for the three months ended June 30, 2002 were $6,291,655 compared to $10,412,122 for the three months ended June 30, 2001, a decrease of $4,120,467 or 39.6%. Decreases relate primarily to decreased sales at Autec Power Systems, Inc.

Revenues for the Company's distribution businesses were $24,575,198 for the three months ended June 30, 2002 compared to $30,123,950 for the three months ended June 30, 2001, a decrease of $5,548,752 or 18.4%. The decrease relates primarily to decreased sales volume at CMS Technology Limited and excluding sales generated by a former subsidiary Newcorp Technology (Japan).

Revenues for the Company's manufacturing businesses were $2,019,029 for the three months ended June 30, 2002 compared to $4,492,077 for the three months ended June 30, 2001, a decrease of $2,473,048 or 55%. The decrease relates primarily to decreased sales at Autec.

Gross profit for the three months ended June 30, 2002 was $1,186,724 decreasing by $429,315 and representing approximately a 26.6% decrease, compared to $1,616,039 for the same period of 2001. The reason for this decrease is due mainly to the decrease in sales of Autec for the quarter ended June 30, 2002. Gross profit as a percentage of net sales declined from 4.7% for the three months ended June 30, 2001 to 4.5% for the three months ended June 30, 2002. The decrease is principally due to the lower margin generated through the sales of Autec. Autec's product mix has changed to lower profit products.

Asia gross profit as a percentage of sales for the three months ended June 30, 2002 was 3.1% compared to 4.7% for the three months ended June 30, 2001 primarily due to an increase in Return Merchandise Authorization at CMS Technology Limited.

United States gross profit as a percentage of sales for the three months ended June 30, 2002 was 4.6% compared to 8.9% for the three months ended June 30, 2001. The decrease is primarily attributable to decreased gross margins at Autec.

Gross profits for the Company's distribution businesses as a percentage of sales for the three months ended June 30, 2002 was 9.3% compared to 8.8% for the three months ended March 31, 2001.

Gross profits for the Company's manufacturing businesses as a percentage of sales for the three months ended June 30, 2002 was 36% compared to 58.8% for the three months ended June 30, 2001. The decrease is primarily attributable to decreased gross margins at Autec.

Research and development expenses decreased by $259,294 to $189,592 in the three months ended June 30, 2002, compared to $448,886 for the three months ended June 30, 2001. This represents approximately a 57.8% decrease as a percentage of revenue. Research and development expenses decreased from ..013% in the three months ended June 30, 2001 to .007% in the same period in 2002.

Selling, general and administrative expenses decreased by $291,795 to $1,870,743 in the three months ended June 30, 2002 compared to $2,162,538 for the three months ended June 30, 2001. As a percentage of revenue, these expenses increased from 6.3% in the three months ended June 30, 2001 to 7.0% in the three months ended June 30, 2002. The increase is due to the decrease in revenues for the quarter ended June 30, 2002.

Losses from operations decreased from a loss of $995,385 for the three months ended June 30, 2001 to loss of $873,611 in the three months ended June 30, 2002. The decrease primarily reflects the cost savings efforts instituted in 2002. Loss from operations as a percentage of revenue increased from 2.9% for the three months ended June 30, 2001 to a loss from operations as a percentage of revenue to 3.3% for the three months ended June 30, 2002.

Net interest expense increased by $51,213 from $217,495 for the three months ended June 30, 2001 to net interest expense of $268,708 for the three months ended June 30, 2002. The increase is mainly the result of increased borrowings from shareholders during the three months ended June 30, 2002.

Other income increased by $230,965 from $37,362 for the three months ended June 30, 2001 to $268,327 for the three months ended June 30, 2002. The main source for this increase is the gain on the disposal of an investment of $215,556 in the three months ended June 30, 2002.

Net loss decreased by $335,792 from net loss of $1,233,343 for the three months ended June 30, 2001 to net loss of $897,551 for the three months ended June 30, 2002. These results reflect a loss of $0.11 per share for the three months ended June 30, 2001 to a loss of $0.08 per share for the three months ended June 30, 2002.

Results of Operations for the Six Months Ended June 30, 2002 as Compared to the Six Months Ended June 30, 2001
---------------------------------------------------------------------------
Net sales of $53,884,094 for the six months ended June 30, 2002 decreased by $8,522,297, representing approximately a 14% decrease, over net sales of $62,406,391 for the same period of 2001. The decrease was due primarily to the decrease of approximately $5.6 million in U.S. operations and approximately $2.8 million in Asia operations.

Asia revenue for the six months ended June 30, 2002 were $41,841,743 compared to $44,651,153 for the six months ended June 30, 2001, a decrease of $2,809,410 or 6.3%. Decreases relate primarily to decreased sales volume at CMS Technology Limited.

United States revenues for the six months ended June30, 2002 were $12,042,621 compared to $17,755,238 for the six months ended June 30, 2001, a decrease of $5,712,617 or 32.2%. Decreases relate primarily to decreased sales at Autec.

Revenues for the Company's distribution businesses were $49,758,106 for the six months ended June 30, 2002 compared to $52,895,945 for the six months ended June 30, 2001, a decrease of $3,137,839 or 5.9%. Decreases relate primarily to decreased sales volume at CMS Technolgoy Limited and excluding the sales of former subsidiary Newcorp Technology (Japan).

Revenue for the Company's manufacturing businesses were $4,125,988 for the six months ended June 30, 2002 compare to $9,484,506 for the six months ended June 30, 2001, a decrease of $5,358,518 or 56.5%. The decrease relates primarily to decreased sales at Autec.

Gross profit for the six months ended June 30, 2002 was $2,788,260 decreasing by $1,525,749 and representing approximately a 35% decrease, compared to $4,314,009 for the same period of 2001. The reason for this decrease is due mainly to the decrease in sales of Autec for the six months ended June 30, 2002. Gross profit as a percentage of net sales declined from 6.9% for the six months ended June 30, 2001 to 5.1% for the six months ended June 30, 2002. The decrease is principally due to the lower margin generated through the sales of Autec. Autec's product mix has changed to lower profit products.

Asia gross profit as a percentage of sales for the six months ended June 30, 2002 was 3.4% compared to 4.7% for the six months ended
June 30, 2001 primarily due to an increase in Return Merchandise
Authorization at CMS Technology Limited.

United States gross profit as a percentage of sales for the six months ended June 30, 2002 was 11.4% compared to 12.4% for the six months ended June 30, 2001. The decrease is primarily attributable to decreased gross margins at Autec.

Gross profits for the Company's distribution businesses as a percentage of sales for the six months ended June 30, 2002 was 10.2% compared to 12.3% for the six months ended June 30, 2001.

Gross profits for the Company's manufacturing businesses as a percentage of sales for the six months ended June 30, 2002 was 45.4% compared to 67.6% for the six months ended June 30, 2001. The decrease is primarily attributable to decreased gross margins at Autec.

Research and development expenses decreased by $267,171 to $387,850 in the six months ended June 30, 2002, compared to $655,021 for the six months ended June 30, 2001. This represents approximately a 40.1% decrease.

Selling, general and administrative expenses decreased by $638,702 to $3,581,482 in the six months ended June 30, 2002 compared to $4,220,184 for the six months ended June 30, 2001. As a percentage of revenue, these expenses decreased 6.8% in the six months ended June 30, 2002. The decline is due to the cost saving effort implemented by management for the six months ended June 30, 2002. Cost saving efforts included significant layoffs at Autec as well as cutbacks in operating expenses such as travel expense and purchases of supplies.

Losses from operations increased from $561,196 for the six months ended June 30, 2001 to $1,181,072 in the six months ended June 30, 2002. The increase primarily reflects the decline in profitability at Autec. Losses from operations as a percentage of revenue increased from 0.9% for the six months ended June 30, 2001 to a loss from operations as a percentage of revenue to 2.2% for the six months ended June 30, 2002.

Net interest expense increased by $96,974 from $364,933 for the six months ended June 30, 2001 to net interest expense of $461,907 for the six months ended June 30, 2002. The increase is mainly the result of inceased borrowings from shareholders during the six months ended June 30, 2002.

Other income increased by $538,052 from $106,210 for the six months ended June 30, 2001 to $644,262 for the six months ended June 30, 2002. The main source for this increase is the gain on the disposal of an investment of $536,427 in the six months ended June 30, 2002.

Net loss increased by $62,040 from net loss of $1,066,887 for the six months ended June 30, 2001 to net loss of $1,128,897 for the six months ended June 30, 2002. These results reflect a loss of $0.10 per share for the six months ended June 30, 2001 to a loss of $0.10 per share for the six months ended June 30, 2002.

Liquidity and Capital Resources
-------------------------------
The Company's capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient. At June 30, 2002, the Company had working capital approximately $3.7 million and cash of $1.9 million compared to a working capital of approximately $4.6 million and cash of $2.4 million at December 31, 2001.

Net cash used in operating activities for the six months ended June 30, 2002 was $3,834,802 as compared to $5,384,970 used in operating activities for the six months ended June 30, 2001. The difference is mainly due to decrease in inventory, trade receivables and accounts payable.

Net cash provided in investing activities for the six months ended June 30, 2002 was $549,692 mainly from the proceeds from sale of investment, as compared to $1,659,359 net cash used in investing actiivities for the six months ended June 30, 2001 for the investment in China.

Net cash provided by financing activities for the six months ended June 30, 2002 was $2,765,395 as compared to $3,434,721 in the six months ended June 30, 2001. The significant changes are attributable to proceeds from line of credit and shareholder loans.

Management believes that the Company does have the economic where-withal to maintain its operations for the foreseeable future. In
July, 2002 the Company entered into a loan modification and extension agreement with a commercial bank for its outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. In addition, management is negotiating with the Company's major shareholders to convert a portion of the Company's indebtedness to them into equity in order to improve the Company's working capital position. Operationally, management's plans include continuing actions to cut or curb non-essential expenses and focusing on improving the sales of Autec. No asurance can be given that the Company will be successful in extending or modifying its line of credit beyond June 30, 2003 or that the Company will be able to return to profitable operations. Looking for alternatives, the Company is currently seeking a global financing agreement with a major international bank to replace existing credit lines in U.S. and Hong Kong. No assurance can be given that the alternative funding source will be available.

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

Newly Issued Accounting Standards
---------------------------------
In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset
Retirement Obligations," ("SFAS No. 143"). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. Management of the Company expects that the adoption of SFAS No. 143 will be adopted on their effective dates and that the adoption will not result in any material effects on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force
(EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan.
SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

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



                  PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------
On November 14, 2001, a complaint was filed by Oppenheimer Wolff & Donnelly LLP in the Orange County Superior Court, Santa Ana, California against the Company for fees allegedly owed by the Company. The Company intends to vigorously defend this claim because the amount invoiced was deemed excessive comparing to the quality of services rendered. The estimated liability including interest, costs and statutory attorney's fees was approximately $100,000. At December 31, 2001 the Company has recorded liabilites for this amount. In July 2002, a non-binding arbitration was initiated and the Company is waiting for the final decision from the arbitrators.

On April 16, 2002, a complaint was filed by Danton Mak Esq. in the Superior Court of Los Angeles against Autec Power Systems, Inc. for fees allegedly owed by Autec. The matter was submitted to binding arbitration schedule for hearing in April 2002. An estimated liability of $136,000 has been recorded at December 31, 2001. In July 2002 this matter has been settled for $110,000 by stipulation of four equal payments of $27,500 due on June 1, July 1, August 1 and September 1, 2002.

On April 24, 2002 a complaint was filed against the Company in the Orange County Superior Court, Santa Ana, California by Mason Tarkeshian for fees alleged to be due on an acquisition which was not consummated. The complaint sought for damage of approximately $2 million where as the Company believes that the complaint was without merit and would be resolved in favor of the Company. The Company tendered this case to the insurance carrier for settlement and had not accrued any liabilities for this matter as of December 31, 2001. In 2002, this complaint was settled by the Company's insurance carrier and the Company. The Company's portion of contribution to the settlement was to issue a warrant to purchase 25,000 shares of common stock of Bridge at $0.55 per share. The Company issued that warrant in July 2002 and is awaiting the receipt of a specific and general release.

On October 1, 2001, a complaint was filed by a Trustee in U.S. Bankruptcy Court against the Company for an alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, a corporation owned by the Company's former president, which filed for liquidation under federal bankruptcy laws on April 6, 2000. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter. In July 2002, this case was settled by the Company's insurance carrier and the Company in principal and the drafted settlement agreement was sent to plaintiff's attorney for approval. Accordingly, the Company accrued a contingent liability of approximately $265,000 as of June 30, 2002. The Company is waiting for the finalized document to be signed soon.

On December 12, 2001, a former shareholder of Autec Power Systems has filed a complaint in Ventura County Superior Court against the controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc.
alleging that the complainant did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. The Company believes that the complaint is without merit and will defend it vigorously. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter at December 31, 2001. In 2002, this complaint was dismissed by the Court and the plaintiff is trying to re-file this case. As of August 12, 2002, the Company is unable to predict any consequence about this matter.

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



                                      Bridge Technology, Inc.
                                     ------------------------------
                                           (Registrant)



Date:  August 14, 2002                Winston Gu
      -----------------              -------------------------------
                                      Winston Gu, CEO


Date:  August 14, 2002                James Djen
      -----------------              -------------------------------
                                      James Djen, President, CEO


Date:  August 14, 2002                John T. Gauthier
      -----------------              -------------------------------
                                      John T. Gauthier, CFO