Form 10-Q
period 2002-09-30
BRIDGE TECHNOLOGY INC
filed 2002-11-15
CIK 1048273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended       September 30, 2002
-----------------------
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock, $0.01 Par Value - 10,898,110 shares as of September 30, 2002
----------------------------------------------------------------------------

                   PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                   Bridge Technology, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                 DEC. 31        SEP. 30
                                                   2001           2002
                                                (Audited)     (Unaudited)
                                               ------------   ------------

Assets
Current assets:
  Cash                                        $  2,413,295   $  1,747,380
  Restricted cash                                        -        198,115
  Accounts receivable less allowance
    for doubtful accounts of $308,106
    and $390,208                                11,035,057      8,027,049
  Tax refund receivable                            500,000        	-
  Other receivables                                 76,296        108,030
  Inventory                                     21,692,543     15,720,764
  Due from related party                            22,143         34,045
                                              ------------   ------------
Total current assets                            35,739,334     25,835,383

Property and equipment, net                      2,681,018      2,394,144

Goodwill, net of amortization                    1,949,417      1,949,417
Investments                                        198,717         89,996
Other assets                                        96,213         96,213
                                               ------------   ------------
Total assets                                  $ 40,664,699   $ 30,365,153
                                               ============   ============


Liabilities and Shareholders' Equity

Current liabilities:
  Bank overdraft                              $     36,152   $     65,632
  Line of credit                                 9,000,000      4,454,076
  Current portion of long term debt                 46,901         11,902
  Accounts payable, net of accrued rebates
    and credits of $698,470 and $1,891,855      18,019,422     12,362,170
  Accrued taxes payable                              6,440        302,285
  Deferred income tax                                4,097          2,561
  Accrued liabilities                            1,941,560      2,143,765
  Current portion of related party loan             75,118         75,118
  Shareholder loan                               2,130,000      3,050,000
                                               ------------   ------------
Total current liabilities                       31,259,690     22,467,509
Related party loans less current portion           914,861        885,840
Long term debt, less current portion               328,300        328,300
                                               ------------   ------------
Total liabilities                               32,502,851     23,681,649
                                               ------------   ------------

Minority interest                                  820,378        894,290

Shareholders' equity:
  Common stock; par value $0.01 per share,
    authorized 100,000,000 shares,10,863,186
    and 10,898,110 shares outstanding              108,632        108,981
  Additional paid-in capital                     9,783,013      9,908,478
  Related party receivable                        (340,000)      (340,000)
  Treasury stock                                    (2,000)        (2,000)
  Retained earnings (accumulated deficit)       (2,187,679)    (3,863,900)
  Accumulated other comprehensive loss             (20,496)       (22,345)
                                               ------------   ------------
Total shareholders' equity                       7,341,470      5,789,214
                                               ------------   ------------

Total liabilities and shareholders' equity    $ 40,664,699   $ 30,365,153
                                               ============   ============



See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Bridge Technology, Inc. and Subsidiaries
                          Consolidated Statements of Operations



                            Three Months Ended           Nine Months Ended
                        --------------------------  --------------------------
                           Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                            2001          2002          2001          2002
                        ------------  ------------  ------------  ------------
                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


Net sales              $ 47,253,682  $ 28,433,033  $109,678,377  $ 82,317,127

Cost of sales            44,836,775    26,873,121   102,934,982    77,968,955
                        ------------  ------------  ------------  ------------
Gross profit              2,416,907     1,559,912     6,743,395     4,348,172

Research and development    281,362       114,180       936,383       502,030

Selling, general and
  administrative expense  2,555,924     1,766,839     6,701,744     5,348,321
                         -----------  ------------  ------------  ------------
Income (loss) from
  operations               (420,379)     (321,107)     (894,732)   (1,502,179)

Other income (expense):
  Interest income
    (expense), net         (223,444)     (214,045)     (588,283)     (675,952)
  Gain on sale of investment      -             - 	      _       536,427
  Other income                4,855        70,613       110,991       178,448
                         -----------  ------------  ------------  ------------
Income before
  income taxes             (638,968)     (464,539)   (1,372,024)   (1,463,256)

Income taxes provision       96,997        54,290       256,846       139,053
                         -----------  ------------  ------------  ------------
Net income (loss)          (735,965)     (518,829)   (1,628,870)   (1,602,309)

Minority interest           (50,781)      (28,495)     (137,870)      (73,912)
                         -----------  ------------  ------------  ------------
Net income (loss)
  applicable to common
  shares                  $(786,746)  $  (547,324)  $(1,766,740)  $(1,676,221)
                         ===========  ============  ============  ============
Basic weighted average
  number of common
  shares outstanding     10,863,186    10,898,110    10,863,186    10,879,049
                         ===========  ============  ============  ============

Basic earnings
  per share              $    (0.07)   $    (0.05)  $    (0.16)   $     (0.15)
                         ===========  ============  ============  ============

Diluted weighted average
  number of common
  shares outstanding     10,863,186    10,898,110    10,863,186    10,879,049
                         ===========  ============  ============  ============

Diluted income (loss)
  per share              $    (0.07)   $    (0.05)   $    (0.16)   $    (0.15)
                         ===========  ============  ============  ============
Comprehensive income
  and its components
  consist of the
  following:
    Net income            $(786,746)  $  (547,324)  $(1,766,740)   $(1,676,221)
    Foreign currency
      translation
      adjustment,
      net of tax            (15,975)       	2        (6,993)        (1,616)
                         -----------  ------------  ------------  ------------
    Comprehensive
      income              $(802,721)  $  (547,322)  $(1,773,733)   $(1,677,837)
                         ===========  ============  =============  ============





See accompanying summary of accounting policies and notes to consolidated financial statements.

                   Bridge Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents


                                                      Nine Months Ended
                                                 -------------------------
                                                   Sept. 30,     Sept. 30,
                                                     2001          2002
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)

Cash flows from operating activities
  Net income (loss)                             $(1,766,740)  $(1,676,221)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                  701,508       382,712
     Provision for doubtful accounts                  9,021       173,485
     Stock compensation                                   -       114,399
     Gain on disposal of investment                       -      (536,373)
     Minority interest                              137,870        73,912
     Increase (decrease) from changes in
       operating assets and liabilities:
        Restricted cash                                   -      (198,115)
        Trade receivables                         2,711,944     2,834,522
        Inventory                                (6,139,394)    5,983,195
        Deferred income taxes                       (23,998)       (1,536)
        Other receivables                           970,198        15,959
        Other current assets                       (247,868)      (47,693)
        Accounts payable                         (2,467,019)   (5,657,252)
        Accrued liabilities                         154,730       202,205
        Income taxes payable                        (41,569)      295,845
        Tax refund receivable				 -	  500,000
                    				 -----------   -----------
Net cash(used)provided by operating activities   (6,001,317)    2,459,044
                                                 -----------   -----------

Cash flows from investing activities
  Purchase of property, plant and equipment      (2,028,207)      (95,838)
  Due from related party                                  -       (11,902)
  Proceeds from disposal of investment                    -       645,094
                                                 -----------   -----------
Net cash(used)provided by investing activities  (2,028,207)       537,354
                                                 -----------   -----------

Cash flows from financing activities
  Bank overdraft                                     80,970        29,480
  Repayments on loans payable                      (166,030)      (34,999)
  Proceeds from line of credit                    2,000,000       	-
  Repayments of line of credit	               	    	-      (4,545,924)
  Proceeds from related party loans               3,398,058     1,000,000
  Repayments of related party loans                (803,344)      (29,021)
  Repayments on shareholder loan			- 	  (80,000)
                                                 -----------   -----------
Net cash provided(used)by financing activities    4,509,654    (3,660,464)
                                                 -----------   -----------
Effect of exchange rate changes on cash              (3,407)       (1,849)
                                                 -----------   -----------

Net decrease in cash and cash equivalents        (3,523,277)     (665,915)


Cash and cash equivalents, beginning of period    4,870,836     2,413,295
	                                          -----------   -----------

Cash and cash equivalents, end of period        $ 1,347,559   $ 1,747,380
                                                 ===========   ===========

Supplemental information
  Cash paid during the period for:
    Interest                                    $   715,474   $   644,863
    Income taxes                                    300,000         2,586
                                                 -----------   -----------


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

The Company has the following active subsidiaries:

 Bridge R&D, Inc.                      100%  Established on June 1, 1997
 PTI Enclosures, Inc.                  100%  Merged on December 14, 1998
 Autec Power Systems, Inc.             100%  Merged on December 1, 1999
 CMS Technology Limited                 90%  Acquired on January 3, 2000 (60%)
                                             Acquired on May 15, 2000 (30%)
 Bridge Technology Ningbo Co. Ltd.     100%  Established on May 28, 2001


Note 1. - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles or interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months period ended September 30,2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2001, the Company incurred a net loss of $2,542,000 and used cash of $3,635,000 in its operations. Management has undertaken certain actions in an attempt to improve the Company's liquidity and return the Company to profitability. On July 24, 2002, the Company entered into a loan modification and extension agreement with a commercial bank for its outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 was due and paid by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. Additionally, the Company's major shareholders have subordinated the outstanding loans to the Bank debt and have also indicated an interest in converting their debt to equity along with the acceptance of additional outside financing.

Operationally, management's plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales of Autec. No assurance can be given that the Company will be successful in extending or modifying its line of credit or that the Company will be able to return to profitable operations.

Looking for alternatives, the Company is currently seeking a global financing agreement with a major international bank to replace existing credit lines in the U.S. and Hong Kong. No assurance can be given that the alternative funding source will be available.

Management of the Company is actively pursuing certain other action plans, such as selling controlling interest in Autec and Ningbo and/or selling a portion of its equity interest in CMS in exchange for cash proceeds to provide working capital and repay part or all of the outstanding bank loans. At November 14, 2002, no formal binding offers and/or letter of credits have been received.

Note 2. - Income Taxes and Refund Receivable

As of December 31, 2001, a valuation allowance has been provided for that portion of the net deferred tax asset for which management has determined that it is more likely than not that it will not be realized.

In July 2002, the Company filed its consolidated income tax return for the year ended December 31, 2001 claiming tax refund of approximately $580,000. During September 2002, the Company received from the IRS a total refund of $585,818.


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

In October 2002 the Company granted a warrant to a consultant which allows him to purchase 18,000 shares of common stock with an exercise price at $0.33 per share and expiration date at January 15, 2005 in lieu of payroll payable of $5,850.

Note 4. - Inventory

Inventory consists of:

                                      December 31,      September 30,
                                          2001              2002
                                      ------------      ------------
Service parts                        $  1,633,919      $  1,112,851
Work in process                           329,730           274,397
Finished goods                         20,528,669        15,427,784
Allowance for slow moving items          (799,775)       (1,094,268)
                                      ------------      ------------
                                     $ 21,692,543      $ 15,720,764
                                      ============      ============
Note 5. - Goodwill

Effective January 1,2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, Goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. The initial testing of goodwill for possible impairment was completed in August 2002, and no impairment was indicated.

In accordance with SFAS 142, prior period amounts are not restated. A reconciliation of reported net income to net income adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

                                                September 30,
                                        -----------------------------
                                            2001              2002
                                        -----------      ------------
Reported net loss                      $ (1,766,740)    $  (1,676,221)
   Add back: Goodwill amortization          477,680                 -
                                        -----------      ------------
Adjusted net income                      (1,289,060)       (1,676,221)

Basic weighted average number of common
   stock outstanding                     10,863,186        10,879,049

Basic earnings per share               $      (0.16)    $       (0.15)

Adjusted earnings per share            $      (0.12)    $       (0.15)

Diluted weighted average number of common
   stock outstanding                     10,863,186        10,879,049

Diluted earnings per share             $      (0.16)    $       (0.15)

Adjusted diluted earnings per share    $      (0.12)    $       (0.15)
                                         ==========       ===========

Note 6. - Legal Proceedings

On November 14, 2001, a complaint was filed by Oppenheimer Wolff & Donnelly LLP in the Orange County Superior Court, Santa Ana, California against the Company for fees allegedly owed by the Company. The Company intends to vigorously defend this claim because the amount invoiced was deemed excessive comparing to the quality of services rendered. The estimated liability including interest, costs and statutory attorney's fees of approximately $100,000 is recorded in accrued liabilities. At December 31, 2001 and September 30, 2002. In July 2002, a non-binding arbitration was conducted resulting in an $84,000 decision. At September 30, 2002, the Company has accrued a contingent liability of 84,000. The Company intends to diligently pursue its rights in court if a reasonable settlement cannot be reached.

On April 16, 2002, a complaint was filed by Danton Mak Esq. in the Superior Court of Los Angeles against Autec Power Systems, Inc. for fees allegedly owed by Autec. The matter was submitted to binding arbitration scheduled for hearing in April 2002. An estimated liability of $136,000 has been recorded at December 31, 2001. In July 2002 this matter has been settled for $110,000 by stipulation of four equal payments of $27,500 due on June 1, July 1, August 1 and September 1, 2002, which were made according to schedule.

On April 24,2002 a complaint was filed against the Company in the Orange County Superior Court, Santa Ana, California by Mason Tarkeshian for fees alleged to be due on an acquisition which was not consummated. The complaint sought for damage of approximately $2 million where as the Company believes that the complaint was without merit and would be resolved in favor of the Company.
The Company tendered this case to the insurance carrier for settlement and had not accrued any liabilities for this matter as of December 31, 2001. In 2002, this complaint was settled by the Company's insurance carrier and the Company. The Company's portion of contribution to the settlement was to issue a warrant to purchase 25,000 shares of common stock of Bridge at $0.55 per share. The Company issued that warrant in July 2002 and is awaiting the receipt of a specific and general release.

On October 1, 2001, a complaint was filed by a Trustee in U.S. Bankruptcy
Court against the Company for an alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, a corporation owned by the Company's former President and Director, which filed for liquidation under federal bankruptcy laws on April 6, 2000. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter. In July 2002, this case was settled in principal with a major participation by the Company's insurance carrier. Accordingly, the Company accrued a contingent liability of approximately $265,000 as of September 30, 2002. On November 8, 2002, the Bankruptcy Judge dismissed this suit for failure to appear or prosecute. The Company expects the Bankruptcy Judge will set aside the dismissal and reinstate the action. However, as of November 14, 2002, Bridge is unaware of whether the Bankruptcy Judge has so acted. The Bankruptcy Trustee and the Company have negotiated a tentative settlement, contingent upon the approval of a prior Officer/Director, another individual and other active Officers and Directors.

On December 12, 2001, a former shareholder of Autec Power Systems has filed a complaint in Ventura County Superior Court against the controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc. alleging that the complainant did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. The Company believes that the complaint is without merit and will defend it vigorously. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company has not record any liability for this matter at December 31, 2001. As of November 14, 2002, the Company is unable to predict any consequence about this matter.

Note 7. - Line of Credits

Note Payable to Commercial Bank

In 2000, the Company obtained a revolving line of credit, as amended, from a commercial bank with an aggregate amount of principal not to exceed $4,000,000. Advances bear interest at the prime rate (5.25% at December 31, 2001). The outstanding balance at December 31, 2001 and September 30, 2002 was $4,000,000 and $3,850,000, respectively. Outstanding interest and principal was originally payable no later than June 30, 2001. The revolving line of credit is subject to certain restrictive covenants and is collateralized by substantially all of assets located in the US. As of December 31, 2001, the Company had not repaid the bank for amounts due under the line of credit and, therefore, was in default. On July 24, 2002, the Company entered into a loan modification and extension agreement with the bank. Pursuant to the terms of the new agreement, monthly interest payments are to be made through maturity, $50,000 is due by September 15, 2002and no less than $1,000,000 is due on November 30, 2002 and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. In exchange for agreeing to the modifications, the Company granted to the bank a security interest in the 65% of all issued and outstanding common stock of CMS, subordinated the loans due to the Company's shareholders, and issued two warrants to the bank each of which grants the bank the right to purchase 250,000 shares of the Company's common stock at a per share price of $1.00. If the Company makes the 1,000,000 curtailment on or before November 30, 2002, the maturity date of the loan will be extended to June 30, 2003 and one of the warrants will be cancelled.

Note Payable to IBM

In 2000, the Company's 90% owned Hong Kong based subsidiary, CMS, entered into a revolving credit arrangement with International Business Machines Corp("IBM") for the purposes of financing CMS' purchases from IBM. The facility was originally set to expire in 2001 but has been extended until October 31, 2002. Advances under the loan arrangement are secured by CMS' receivables and certain of its other assets, as well as by a guaranty provided by the Company, with interest at a variable rate of prime (as determined by the Hong Kong and Shanghai Banking Corporation) plus 2% (11.5% at December 31, 2001) with a floor of 9%. At December 31, 2001, outstanding borrowings totaled $5,000,000. The arrangement also provides restrictions on CMS' ability to transfer funds to the Company or any other subsidiaries without IBM's written consent. At December 31, 2001, CMS' net assets subject to this restriction were $8,346,680.


In July 2002, CMS paid off the entire outstanding balance of US$5 million and reduced its regular trade accounts payable to IBM from approximately $11.9 million at December 31, 2001 to approximately $8.8 million as of September 30, 2002.


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


OVERVIEW

Founded in 1997, Bridge Technology, Inc., is in the business of developing, marketing and selling computer peripherals and computer system enhancement products. The Company has established operating divisions and subsidiaries under separate business lines. Each of these operating entities is focused on certain specific product and sales channels.

During the quarter ended September 30, 2002, total assets decreased by $10,299,546 from $40,664,699 at December 31, 2001 to $30,365,153 at September
30, 2002. The decrease was due primarily to the decrease in accounts receivable of approximately $3.0 million, the decrease of approximately $6.0 million in inventory and the decrease in cash of approximately $1.0 million.

The accounts receivable turnover index (defined as quarterly net sales divided by ending accounts receivable, multiplied by 4) was 14.2 at September 30, 2002, compared with 12.9 at December 31, 2001 and 12.7 at September 30, 2001. Although the accounts receivable balance decreased by $3,008,008 at December 31, 2001, the accounts receivable turnover increase due to more aggressive collections actions.

The inventory turnover index (defined as quarterly factor cost excluding non-recurring costs divided by ending inventory, multiplied by 4) was 6.8 at September 30, 2002, down from 8.6 at year-end of fiscal 2001 and down from 7.5 at September 30, 2001. Inventories declined $5,971,779 versus the balance at December 31, 2001 and declined by $7,410,245 compared with September 30, 2001. The decrease of inventory turnover is due to less procurement from IBM during the quarter ended September 30, 2002.


Total debt at September 30, 2002 was $23,681,649 reflecting an $8,821,202 decrease from December 31, 2001. As of September 30, 2002 total debt was
409.1 percent of total capital, compared with 442.7 percent at December 31, 2001. The Company decrease in debt is mainly due to the payoff of the IBM loan balance during 2002.
____

The following table sets forth our revenue components for the three months ended September 30, 2002 and 2001 respectively.

                                              Three Months Ending,
                                        -----------------------------
                                        Sept.30, 2001    Sep.30, 2002
                                        -------------    ------------
Net Sales:

Manufacturing 	                      	  	8.5%	        7.4%
Distribution					 91.5%	       92.6%
                                        -------------    ------------
Total			                        100.0%		100.0%
                                        =============    =============


Geographically we operate on United States and Asia. Our customers are mainly concentrate in the China.

Our cost of sales is made up of the cost of materials used, obsolescence costs, labor, depreciation, and overhead relating to manufacturing and distribution.

Our expenses can be classified into three categories: selling expense, general and administrative expense, and research and development expense. Selling expenses include expenses for payroll and payroll taxes for employees working in the selling department, advertising, insurance, utilities and other expenses directly related to selling activities. General and administrative expenses include management payroll, property taxes, rental expense, depreciation of fixed assets used by the management function, utilities, employee fringe benefits, office supplies, travel and entertainment, professional expense, outside services and other expenses related to management and administration processes. Research and development expenses include payroll and payroll taxes , travel, and any other expenses directly related to the research activities.



Critical Accounting Policies

Use of Estimates

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

Results of Operations for the Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001
------------------------------------------------------------------------------
Net sales of $28,433,033 for the three months ended September 30, 2002 decreased by $18,820,649, representing approximately a 39.83% decrease, over net sales of $47,253,682 for the same period of 2001. The decrease was due primarily to the decrease of approximately $4 million in U.S. operations and approximately $15 million in Asia operations.

Asia revenue for the three months ended September 30, 2002 were $22,463,937 compared to $37,825,035 for the three months ended September 30, 2001, a decrease of $15,361,098 or 41%. The decrease relates primarily to lower sales volume at CMS Technology Limited.

United States revenues for the three months ended September 30, 2002 were $5,969,096 compared to $9,428,647 for the three months ended September 30, 2001, a decrease of $3,459,551 or 36.7%. Decreases relate primarily to decreased sales at Autec Power Systems, Inc.

Revenues for the Company's distribution businesses were $26,016,624 for the three months ended September 30, 2002 compared to $43,740,297 for the three months ended September 30, 2001, a decrease of $17,723,673 or 40.5%. The decrease relates primarily to decreased sales volume at CMS Technology Limited and excluding sales generated by a former subsidiary Newcorp Technology (Japan).

Revenues for the Company's manufacturing businesses were $2,416,409 for the three months ended September 30, 2002 compared to $3,513,385 for the three months ended September 30, 2001, a decrease of $1,096,976 or 31.2%. The decrease relates primarily to decreased sales at Autec.

Gross profit for the three months ended September 30, 2002 was $1,559,912 decreasing by $856,995 and representing approximately a 35.5% decrease, compared to $2,416,907 for the same period of 2001. The reason for this decrease is due mainly to the decrease in sales of Autec for the quarter ended September 30, 2002. Gross profit as a percentage of net sales increased from 5.1% for the three months ended September 30, 2001 to 5.5% for the three months ended September 30, 2002. The increased is principally due to the higher margin generated through changes in the Company's product mix.

Asia gross profit as a percentage of sales for the three months ended September 30, 2002 was 3.3% compared to 3.9% for the three months ended September 30, 2001 primarily due to an increase in Return Merchandise Authorization at CMS Technology Limited.

United States gross profit as a percentage of sales for the three months ended September 30, 2002 was 13.6% compared to 9.8% for the three months ended September 30, 2001. The increase is primarily attributable to increased gross margins at Autec.

Gross profits for the Company's distribution businesses as a percentage of sales for the three months ended September 30, 2002 was 4.5% compared to 4.2% for the three months ended September 30, 2001.

Gross profits for the Company's manufacturing businesses as a percentage of ales for the three months ended September 30, 2002 was 16.2% compared to 16.4% for the three months ended September 30, 2001. The decrease is primarily attributable to decreased gross margins at NingBo.

Research and development expenses decreased by $167,182 to $114,180 in the three months ended September 30, 2002, compared to $281,362 for the three months ended September 30, 2001. This represents approximately a 59.4% decrease as a percentage of revenue. Research and development expenses decreased from 0.6% in the three months ended September 30, 2001 to 0.4% in the same period in 2002.

Selling, general and administrative expenses decreased by $789,085 to $1,766,839 in the three months ended September 30, 2002 compared to $2,555,924 for the three months ended September 30, 2001. As a percentage of revenue, these expenses decreased from 5.4% in the three months ended September 30, 2001 to 6.2% in the three months ended September 30, 2002. The decrease in expenses is due to curtailment of sundry administrative expenses for the quarter ended September 30, 2002.

Losses from operations decreased from a loss of $420,379 for the three months ended September 30, 2001 to loss of $321,107 in the three months ended September 30, 2002. The decrease primarily reflects the cost savings efforts instituted in 2002. Loss from operations as a percentage of revenue decreased from 0.9% for the three months ended September 30, 2001 to a loss from operations as a percentage of revenue to 1.1% for the three months ended September 30, 2002.

Net interest expense decreased by $9,399 from $223,444 for the three months ended September 30, 2001 to net interest expense of $214,045 for the three months ended September 30, 2002. The decrease is mainly the result of loan curtailment during the three months ended September 30, 2002.

Other income increased by $65,758 from $4,855 for the three months ended September 30, 2001 to $70,613 for the three months ended September 30, 2002. The main source for this increase is primarily commission rebates in the three months ended September 30, 2002.

Net loss decreased by $217,136 from net loss of $735,965 for the three months ended September 30, 2001 to net loss of $518,829 for the three months ended September 30, 2002. These results reflect a loss of $0.07 per share for the three months ended September 30, 2001 to a loss of $0.05 per share for the three months ended September 30, 2002.


Results of Operations for the Nine Months Ended September 30, 2002 as Compared to the Nine Months Ended September 30, 2001
---------------------------------------------------------------------------
Net sales of $82,317,127 for the nine months ended September 30, 2002 decreased by $27,361,250, representing approximately a 25% decrease, over net sales of $109,678,377 for the same period of 2001. The decrease was due primarily to the decrease of approximately $9.0 million in U.S. operations and approximately $18.0 million in Asia operations.

Asia revenue for the nine months ended September 30, 2002 were $64,305,410 compared to $82,494,492 for the nine months ended September 30, 2001, a decrease of $18,189,082 or 22.1%. Decreases relate primarily to decreased sales volume at CMS Technology Limited.

United States revenues for the nine months ended September 30, 2002 were $18,011,717 compared to $27,183,885 for the nine months ended September 30, 2001, a decrease of $9,172,168 or 33.7%. Decreases relate primarily to decreased sales at Autec.

Revenues for the Company's distribution businesses were $75,774,730 for the nine months ended September 30, 2002 compared to $96,648,717 for the nine months ended September 30, 2001, a decrease of $20,873,987 or 21.6%. Decreases relate primarily to decreased sales volume at CMS Technology Limited and excluding the sales of former subsidiary Newcorp Technology (Japan).

Revenues for the Company's manufacturing businesses were $6,542,397 for the nine months ended September 30, 2002 compare to $13,029,660 for the nine months ended September 30, 2001, a decrease of $6,487,263 or 49.8%. The decrease relates primarily to decreased sales at Autec.

Gross profit for the nine months ended September 30, 2002 was $4,348,172 decreasing by $2,395,223 and representing approximately a 35.5% decrease, compared to $6,743,395 for the same period of 2001. The reason for this decrease is due mainly to the decrease in sales of Autec for the nine months ended September 30, 2002. Gross profit as a percentage of net sales declined from 6.1% for the nine months ended September 30, 2001 to 5.3% for the nine months ended September 30, 2002. The decrease is principally due to the lower margin generated through the sales of Autec. Autec's product mix has changed to lower profit products.

Asia gross profit as a percentage of sales for the nine months ended September 30, 2002 was 3.4% compared to 4.4% for the nine months ended September 30, 2001 primarily due to an increase in Return Merchandise Authorization at CMS Technology Limited.

United States gross profit as a percentage of sales for the nine months ended September 30, 2002 was 12.2% compared to 11.6% for the nine months ended September 30, 2001. The increase is primarily attributable to increased gross margins at Autec.

Gross profits for the Company's distribution businesses as a percentage of sales for the nine months ended September 30, 2002 was 4.5% compared to 4.2% for the nine months ended September 30, 2001.

Gross profits for the Company's manufacturing businesses as a percentage of sales for the nine months ended September 30, 2002 was 13.9% compared to 20.8% for the nine months ended September 30, 2001. The decrease is primarily attributable to decreased gross margins at Autec.

Research and development expenses decreased by $434,353 to $502,030 in the nine months ended September 30, 2002, compared to $936,383 for the nine months ended September 30, 2001. This represents approximately a 46.4% decrease.

Selling, general and administrative expenses decreased by $1,353,423 to $5,348,321 in the nine months ended September 30, 2002 compared to $6,701,744 for the nine months ended September 30, 2001. As a percentage of revenue, these expenses decreased 20.2% in the nine months ended September 30, 2002. The decline is due to the cost saving effort implemented by management for the nine months ended September 30, 2002. Cost saving efforts included significant layoffs at Autec as well as cutbacks in operating expenses such as travel expense and purchases of supplies.

Losses from operations increased from $894,732 for the nine months ended September 30, 2001 to $1,502,179 in the nine months ended September 30, 2002. The increase primarily reflects the decline in profitability at Autec. Losses from operations as a percentage of revenue increased from 0.8% for the nine months ended September 30, 2001 to a loss from operations as a percentage of revenue to 1.8% for the nine months ended September 30, 2002.

Net interest expense increased by $87,669 from $588,283 for the nine months ended September 30, 2001 to net interest expense of $675,952 for the nine months ended September 30, 2002. The increase is mainly the result of increased borrowings from shareholders during the nine months ended September 30, 2002.

Other income increased by $603,884 from $110,991 for the nine months ended September 30, 2001 to $714,875 for the nine months ended September 30, 2002. The main source for this increase is the gain on the disposal of an investment of $536,427 in the nine months ended September 30, 2002.

Net loss decreased by $90,519 from net loss of $1,766,740 for the nine months ended September 30, 2001 to net loss of $1,676,221 for the nine months ended September 30, 2002. These results reflect a loss of $0.16 per share for the nine months ended September 30, 2001 to a loss of $0.15 per share for the nine months ended September 30, 2002.


Liquidity and Capital Resources
-------------------------------

The Company's capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient.
At September 30, 2002, the Company had working capital approximately $2.2 million and cash of $1.7 million compared to a working capital of approximately $4.6 million and cash of $2.4 million at December 31, 2001.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $2,459,044 as compared to $6,001,317 used in operating activities for the nine months ended September 30, 2001. The change of approximately $8,460,361 or 141.0% was primarily attributable to approximately 12.0 million decreased in inventory, a decrease in tax refund receivable of $0.5 million offset by approximately 3.1 million increase in accounts payable and 1.0 million increase in other receivable.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $537,354 compared to 2,028,207 used in investing activities in 2001. The change was a swing of 2,565,561, or 126.5%. The net cash provided by investing activities is mainly due to the proceeds of $645,094. In 2002 our capital expenditures were $107,740, which related to capital investment in Ningbo China as compared to $2,028,207 net cash used in investing activities for the nine months ended September 30, 2001 for the initial investment in China.

Net cash used by financing activities for the nine months ended September 30, 2002 was $3,660,464 as compared to $4,509,654 net cash provided in the nine months ended September 30, 2001, reflecting an decrease of $8,170,118 or 181.2%. The cash outflow in financing activities included $4,545,924 of payments on the line of credit, offset by cash inflows of $1,000,000 from a related party loan. In 2001, proceeds under the line of credit and related party loans were $5,398,058 compared to payments on loans of approximately $970,000.

Management believes that the Company does have the economic wherewithal to maintain its operations for the foreseeable future. In July 2002 the Company entered into a loan modification and extension agreement with a commercial bank for its outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. In addition, management is negotiating with the Company's major shareholders to convert a portion of the Company's indebtedness to them into equity in order to improve the Company's working capital position. Operationally, management's plans include continuing actions to cut or curb non-essential expenses and focusing on improving the sales of Autec. No assurance can be given that the Company will be successful in extending or modifying its line of credit beyond June 30, 2003 or that the Company will be able to return to profitable operations. Looking for alternatives, the Company is currently seeking a global financing agreement with a major international bank to replace existing credit lines in U.S. and Hong Kong. No assurance can be given that the alternative funding source will be available.


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


Newly Issued Accounting Standards
---------------------------------

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations," ("FAS No. 143"). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. FAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. Management of the Company expects that FAS No. 143 will be adopted on their effective dates and that the adoption will not result in any material effects on its financial statements.

In April 2002, the FASB issued Statement of Financial Accounting standards, No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". (FAS No. 145) FAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, FAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with saleleaseback accounting rules. FAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued Statement of Financial Accounting Standards, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (FAS No. 146) which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of FAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.


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


ITEM 4. CONTROLS PROCEDURES.
-------------------------------------------------------------------------------

(a)	Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)	Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                  PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------



Note 6. - Legal Proceedings

On November 14, 2001, a complaint was filed by Oppenheimer Wolff & Donnelly LLP in the Orange County Superior Court, Santa Ana, California against the Company for fees allegedly owed by the Company. The Company intends to vigorously defend this claim because the amount invoiced was deemed excessive comparing to the quality of services rendered. The estimated liability including interest, costs and statutory attorney's fees of approximately $100,000 is recorded in accrued liabilities. At December 31, 2001 and September 30, 2002. In July 2002, a non-binding arbitration was conducted resulting in an $84,000 decision. At September 30, 2002, the Company has accrued a contingent liability of $84,000. The Company intends to diligently pursue its rights in court if a reasonable settlement cannot be reached.

On April 16, 2002, a complaint was filed by Danton Mak Esq. in the Superior Court of Los Angeles against Autec Power Systems, Inc. for fees allegedly owed by Autec. The matter was submitted to binding arbitration scheduled for hearing in April 2002. An estimated liability of $136,000 has been recorded at December 31, 2001. In July 2002 this matter has been settled for $110,000 by stipulation of four equal payments of $27,500 due on June 1, July 1, August 1 and September 1, 2002, which were made according to schedule.

On April 24, 2002 a complaint was filed against the Company in the Orange County Superior Court, Santa Ana, California by Mason Tarkeshian for fees alleged to be due on an acquisition which was not consummated. The complaint sought for damage of approximately $2 million where as the Company believes that the complaint was without merit and would be resolved in favor of the Company. The Company tendered this case to the insurance carrier for settlement and had not accrued any liabilities for this matter as of December 31, 2001..In 2002, this complaint was settled by the Company's insurance carrier and the Company. The Company's portion of contribution to the settlement was to issue a warrant to purchase 25,000 shares of common stock of Bridge at $0.55 per share. The Company issued that warrant in July 2002 and is awaiting the receipt of a specific and general release.

On October 1, 2001, a complaint was filed by a Trustee in U.S. Bankruptcy Court against the Company for an alleged transfer of assets, technology, trade secrets, confidential information, business opportunities from Allied Web, a corporation owned by the Company's former President and Director, which filed for liquidation under federal bankruptcy laws on April 6, 2000. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company did not record any accrued liability for this matter. In July 2002, this case was settled in principal with a major participation by the Company's insurance carrier. Accordingly, the Company accrued a contingent liability of approximately $265,000 as of September 30, 2002. On November 8, 2002, the Bankruptcy Judge dismissed this suit for failure to appear or prosecute. The Company expects the Bankruptcy Judge will set aside the dismissal and reinstate the action. However, as of November 14, 2002, Bridge is unaware of whether the Bankruptcy Judge has so acted. The Bankruptcy Trustee and the Company have negotiated a tentative settlement, contingent upon the approval of a prior Officer/Director, another individual and other active Officers and Directors.

On December 12, 2001, a former shareholder of Autec Power Systems has filed a complaint in Ventura County Superior Court against the controlling shareholder of Autec, Mr. Winston Gu and Bridge Technology, Inc. alleging that the complainant did not receive sufficient exchange of shares in this acquisition by Bridge Technology, Inc. The Company believes that the complaint is without merit and will defend it vigorously. At December 31, 2001, management of the Company was unable to assess the possibility of incurring future liability and estimate the reasonable amount of contingent liability. Therefore, the Company has not record any liability for this matter at December 31, 2001. As of November 14, 2002, the Company is unable to predict any consequence about this matter.

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


ITEM 5.  OTHER INFORMATION
--------------------------
None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

99.1 	Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of
	2002.

99.2	Certification by the Chief Executive Officer pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002.

99.3	Certification by the Chief Financial Officer pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002.

                              SIGNATURES
               		      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Bridge Technology, Inc.
                                     ------------------------------
                                           (Registrant)



Date:  November 14, 2002                Winston Gu
      -----------------              -------------------------------
                                      Winston Gu, CEO


Date:  November 14, 2002                James Djen
      -----------------              -------------------------------
                                      James Djen, President, CEO


Date:  November 14, 2002                John T. Gauthier
      -----------------              -------------------------------
                                      John T. Gauthier, CFO



Exhibit 99.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Report") by Bridge Technology, Inc. ("Registrant"), each of the undersigned hereby certifies that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant as of and for the periods presented in the report.







Date:  November 14, 2002             		by:/s/James Djen
      -----------------            		-------------------------------
                                      		James Djen, President, CEO





Date:  November 14, 2002             		by:/s/John T. Gauthier
      -----------------              		-------------------------------
                                     		John T. Gauthier, CFO

Exhibit 99.2

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, James Djen, certify that:

I have reviewed this quarterly report on Form 10-Q of Bridge Technology, Inc.:

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries , is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.








Date:  November 14, 2002           		by:/s/James Djen
      -----------------            		-------------------------------
                                      		James Djen, President, CEO

Exhibit 99.3


CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John T. Gauthier, certify that:

I have reviewed this quarterly report on Form 10-Q of Bridge Technology, Inc.:

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing the equivalent function):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:  November 14, 2002             		by:/s/John T. Gauthier
      -----------------              		-------------------------------
                                      		John T. Gauthier, CFO