Form 10-K
period 2002-12-31
BRIDGE TECHNOLOGY INC
filed 2003-11-25
CIK 1048273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 000-24767

BRIDGE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	59-3065437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12601 Monarch Street, Garden Grove, California 92841
(714) 891-6508

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2003 was $6,000,000.

The number of shares outstanding of the registrant’s common stock as of December 31, 2002 was 10,898,110.

Table of Contents	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

FORM 10-K

Table of Contents	FORM 10-K

PART I

Important Factors Related to Forward-looking Statements and Associated Risks

This Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All of the non-historical information herein is forward-looking. The forward-looking statements included herein and elsewhere in this filing are based on, among other items, current assumptions that we will be able to meet our current operating cash and debt service requirements with internally generated funds and our available line of credit, that we will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not change materially or adversely, that we will retain existing key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no materially adverse change in or affecting the Company’s operations or business. Related or other factors that could cause results to vary materially from current expectations are discussed below in this Part I, Item 1 or elsewhere in this Form 10-K, including Part I, Item 3; and Part II, Items 5, 7 and 8. Assumptions relating to forward-looking statements involve judgments about matters that are difficult to predict accurately and are subject to many factors that can materially affect results. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments. The impact of these revisions may cause us to alter our forecasts, which may in turn affect our results. We do not undertake to update any forward-looking statements made herein, and shall do so only as and when we determine to do so. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Readers are cautioned against giving undue weight to forward-looking statements and are asked to consider all of the factors referred to herein, in our subsequent filings with the Securities and Exchange Commission or elsewhere.

Table of Contents	1	FORM 10-K

ITEM 1. BUSINESS.

a) General Development of Business

Bridge Technology, Inc. is a Nevada corporation with principal and executive offices at 12601 Monarch Street, Garden Grove, California, 92841, telephone (714) 891-6508. Bridge Technology, Inc. and its consolidated subsidiaries are referred to collectively herein as “We.” We were organized in September 1969, and our business activities were initially focused on the land development business in Nevada. From 1975 to 1997 our activities were limited to the exploration of acquisition opportunities. Our earlier acquisitions, PTI Enclosures, Inc., in December 1998, and Autec Power Systems, Inc., in December 1999, were centered on electronic manufacturing assembly and the manufacturing of power supplies. A new manufacturing facility was opened in June 2002. Since the acquisition of CMS Technology Ltd., Hong Kong, in December 2000, we have primarily focused on the electronics distribution business in China in cooperation originally with International Business Machines Corporation (“IBM”) and now Hitachi, Ltd. (“HITACHI”). In December, 2002, we entered into an agreement to sell our power supplies manufacturing operations, Autec Power Systems, Inc. and Bridge Technology Co., Ltd., Ningbo, China, to Winston Gu and Wantec Power Systems Co., Ltd., a company managed by Howard Gu, the brother of Winston Gu, our former Chairman. Essentially, we have discontinued our power supply business and restructured our operations to concentrate on our primary growth market, the distribution of electronic products, primarily in China, and the United States.

b) Financial Information about Industry Segment

We are engaged in two primary lines of business: distribution and manufacturing in continuing operations. The following table sets forth for the years indicated, the amounts of revenue, operating profit or loss, and identifiable assets from continuing operations attributed to each segment. See Note 12 of Notes to Consolidated Financial Statements.

	2000	2001	2002

Revenues
Distribution	$93,213,133	$125,900,473	$94,890,383
Manufacturing	9,107,186	8,753,889	4,468,921

Total revenues	$102,320,319	$134,654,362	$99,359,304

Operating profit (loss)
Distribution	(640,760)	(795,379)	78,249
Manufacturing	(93,795)	598,220	(369,547)
R & D	(264,153)	(68)	-

Total operating profit (loss) from continuing operations	$(998,708)	$(197,227)	$(291,298)

Identifiable assets *
Distribution	$32,045,168	$32,380,517	$19,118,918
Manufacturing	3,404,124	3,708,604	2,377,734

Total assets	$35,449,292	$36,089,121	$21,496,652

* Primarily accounts receivable, inventory and goodwill

c) Narrative Description of Business

Distribution of Electronic Components

We engage in the business of marketing and selling computer hard disk drives in the Hong Kong and China markets, both as an IBM Authorized Distributor, and (in 2003), as a Hitachi Authorized Distributor. In late 2002 Hitachi acquired the disk drive manufacturing business of IBM and organized Hitachi Global Storage Technologies. We focus our marketing and sales efforts with the top ten Original Equipment Manufacturers (OEMs) in China with strong emphasis on customer satisfaction and service. We settle all sales in Hong Kong in HK dollars, which are readily convertible into U.S. currency and are a stable currency. We manage our inventory under terms of our contract with IBM, and now Hitachi, which affords us certain price protection against decreases in the market price of hard disk drives. We turn our inventory over eight times a year.

To further our growth in China and other Asian countries, we must have available sufficient bank financing. This financing is currently being sought, and is expected to come from an Asian financing institution familiar with our marketplace. We work closely with our customer’s engineering, purchasing, sales, and marketing organizations to attempt to build a strong relationship of trust and mutual success. In 2002, Legend Holdings, Ltd., a leading OEM computer manufacturer in China, accounted for approximately 17% of the total sales from continuing operations.

Table of Contents	2	FORM 10-K

We are operating under a master distribution contract with Hitachi Global Storage Technologies which has the same contract terms of our former contract with IBM. HITACHI (NYSE: HIT, TSE: 6501) has stated that they created this hard drive (HDD) storage company with the intent to use the most advanced technology and the most extensive product line, and to have the greatest global reach in the industry. In the United States we distribute a general line of computer products for leading OEM manufacturers under contractual arrangements. In addition we market under the brand name, DataStor, mass storage enabling products primarily to Ingram Micro, a major distributor of computer products.

We also design, develop, manufacture, and market custom–designed enclosures and complete subsystems for computer peripherals, medical equipment and other electronic devices. Customers include major computer and computer peripheral manufacturers. Our manufacturing operations have been downsized to reflect weak demand in this market place. During the last quarter of 2002, we negotiated the sale of our factory operations in Ningbo, China and Autec Power Systems in Simi Valley, California.

d) Financial Information about Foreign and Domestic Operations (000’s Omitted)

	2000	2001	2002

Revenues
United States	$28,870	$28,291	$18,629
Asia	73,140	106,363	80,730
Other	310	0	0

Operating profit
United States	(2,137)	(2,163)	(1,555)
Asia	1,515	1,815	1,338

Identifiable assets
United States	10,975	10,442	6,628
Asia	24,474	25,647	14,869

CHANNEL DISTRIBUTION GROUP:

CMS Technology, Ltd. (Hong Kong)

CMS markets and sells IBM Technology Group products, with main emphasis on the sales of computer hard disk drives in the Hong Kong and Mainland China markets. In 2002 CMS accounted for approximately 81 percent of our sales. CMS was established under the laws of the Hong Kong Special Administration Region of China on June 22, 1998. CMS signed the first OEM distribution agreement with IBM and now HITACHI on June 24, 1998 as an authorized distributor of IBM hard disks and other IBM Technology Group products for the assigned territory including China, Vietnam and the Philippines. CMS management has over 40 years of experience in marketing and sales of mass storage peripherals. Prior to establishing the CMS Hong Kong operation the CMS team had been selling hard drives and tape drives produced by all major vendors. CMS management gained significant experience in doing business in China through involvement in manufacturing and distribution during the past fifteen years. Combining the experience of doing business with Chinese customers with an intimate knowledge of mass storage business, CMS quickly penetrated the rapidly growing China market with IBM hard disk drive storage products. CMS is focused on sales to major OEM customers, while building a strong company and brand name reputation with its distribution and systems integration customers.

CMS settles all sales in Hong Kong in HK dollars, which not only assures the most favorable exchange rates, but also protects CMS against any currency fluctuations, since the HK dollar is firmly tied to the US dollar. CMS manages its inventory under the terms of its contract with IBM and now HITACHI, which affords CMS price protection against decreases in the market price of hard disk drives. CMS turns its inventory in less than 45 days, while it has price protection for up to 90 days on all unsold inventory in stock.

The simple and effective structure of CMS requires almost no material capital investment in property and equipment. CMS infrastructure is very efficient and we reported revenues of more than $2.45 and $2.27 million per employee in 2002 and 2001, respectively. The value of property and equipment used in 2002 and 2001 was less than $42,000 and $50,000, respectively, and it is expected to remain unchanged in the near future. CMS maintains a close relationship with IBM and now HITACHI management and HITACHI field engineering. CMS understands End-of-life product management, new product launch and timely availability to the sales channel, and the related critical inventory management throughout the entire life cycle of each generation of hard disk drive products. We are planning to further expand our product line with HITACHI, working closely with our customers in procuring additional new products.

Our customers are of paramount importance to our continued growth. We work closely with our customer’s engineering, purchasing, sales and marketing teams to create a long-term relationship of trust and mutual success. We support our customers with early evaluation units of new products, engineering support during the qualification and selection process, preliminary specifications and ongoing quality maintenance.

Table of Contents	3	FORM 10-K

CMS has five Master resellers in China, who support our regional resellers in the surrounding cities. We support all of our major resellers from our Hong Kong headquarters. Each of our Master resellers has a minimum of five years of experience selling and supporting hard drives in their territory.

Although CMS has become a dominant supplier of IBM drives, and now HITACHI drives, to the China market, we have strong competitors in other parts of Asia. From time to time products originally sold to other parts of Asia flows into the China market without IBM or HITACHI authorization. These competitors are primarily other IBM, and now HITACHI, Authorized Distributors in South Asia Pacific Region, including, CES International Limited (Singapore based company), and Xanders International and Acer (both Taiwan based companies).

We utilize standard RMA (Return Material Authorization) process to manage the replacement of hard disk drives that fail within HITACHI’s warranty period. We record the serial numbers of all hard disk drives shipped to our customers, and when submitted to us for RMA replacement by our customers, we check them against the serial numbers in our database. This allows us to track 100% of the drives we sold. We are also able to track the drives sold by un-authorized channels, and determine the original source of these products. Historical overall RMA rate runs between 1% to 5%, depending on the specific model. As long as we replace defective units in a timely manner, the IBM, and now HITACHI, RMA policy allows us to minimize any losses due to out-of-warranty replacement claims.

CMS revenue forecast are typically based primarily on our historical internal organic growth. However, in light of China’s recent admission to the World Trade Organization, CMS management believes we will be able to increase the scope of our activities with HITACHI and further strengthen our already close relationships within the People’s Republic of China. We believe that with additional financing we could increase revenue and accelerate the growth of the sales channel base by focused expansion into this rapidly growing market. Since China was elected to host the Olympic games in 2008, we expect significant increases in IT spending to accelerate at least until 2008. The HITACHI relationships continues on with the company’s distribution agreement with IBM. There have been no material changes in the distribution relationship with HITACHI.

The ability of CMS to sustain the historical growth of revenues and profits will depend, in part, upon the successful marketing of new products, which depends on the successful and timely introduction of new products by HITACHI. It further depends on CMS’ ability to perform to HITACHI forecast, and availability of additional financing to fund the expected additional growth. The market for hard disk drives is a commodity market, characterized by continued big increases in storage capacity and by sometimes unforeseeable drops in the market prices of hard disk drives. There can be no assurance that HITACHI will be able to keep pace with the steep price erosions, and that it will be able to provide CMS products that can compete in this fiercely competitive market. Furthermore, there is no assurance that we will be able to generate and sustain net sales or profitability in the future.

PTI Enclosures

Due to the slowdown in the U.S. economy, we have downsized our PTI Enclosures operations essentially by outsourcing the manufacturing operation. This operation is expected to resume expanded operations but management will continue to take conservative measures until the U.S. economy is more stable.

Classic Trading

The Classic Trading division under Bridge R&D, Inc. continues to be an important element of our U.S. operations focusing on channel distribution of electronic components for major OEM manufactures. The growth potential of this division is excellent and is directly related to financing which is expected to be more available as the company continues to reflect earnings.

DataStor

DataStor is a brand name of a family of products marketed by our subsidiary, Bridge R&D, Inc., under the name “DataStor” by the DataStor group. DataStor group identifies, designs, procures, lightly manufactures, assembles, tests and distributes metal and plastic enclosures, brackets and enhancement kits for a variety of computer platforms. Certain products are produced under specific contracts with several manufacturers. DataStor group also sells external peripheral kits consisting of enclosures and power supplies, mounting brackets for various peripherals in PC systems. DataStor group supplies various mass storage enabling products, including enclosures for 1 to 7 drives, drive mounting brackets, and fixed and removable mounting bracket kits.

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

In summary the Company intends to stay focused on the channel distribution business in China, the Far East and the United States. Only acquisitions that increase our coverage and capability in the channel distribution business will be seriously considered.

Table of Contents	4	FORM 10-K

Competition

Manufacturing of power electronics products and mass storage subsystems, and distribution of mass storage products, computer peripherals, computer enhancement, communications and other commercial electronics products is very competitive. We compete with numerous other companies, including many established manufacturers and distributors. Certain competitors have greater financial and other resources than we do. Consequently, such entities may develop, manufacture, market and distribute systems that are substantially similar or superior to our products. There is no assurance that we will be able to continue to develop and sell products that afford us significant competitive advantage in our markets.

Importance of New Product Development to Growth

Our ability to develop or procure, and quickly and successfully introduce new products is and will continue to be a significant factor in our growth and to our remaining competitive. Development, procurement and introduction of new product lines is costly and risk intensive. New product development often requires long term forecasting of market trends, the development and implementation of new designs, compliance with extensive governmental regulatory requirements and substantial capital commitments during introduction to the market.

There are many manufacturing and design risks inherent in turning engineering high cost custom built prototypes, (upon which development and contracting decisions are often made), into commercial products that can be manufactured in large quantities at acceptable cost. Also, the computer peripherals industry is characterized by extremely rapid technological change. As technological changes occur in the marketplace, we may have to modify our products in order to keep pace with these changes and developments.

Introduction of products embodying new technologies, or the emergence of new industry standards, may cause the existing products, or even the products under development, to become obsolete or unmarketable. Our failure to anticipate or respond in a cost-effective and timely manner, to government requirements, market trends, and customer requirements, or any significant delays in product development or introduction, could have a major material adverse effect on our business, results of operations, and financial condition.

Expansion through Internal Growth, Acquisitions and Joint Ventures

We focus our resources on growing our business by selling existing products to new customers, by providing additional new products to current customers, and by targeting new market niches for products that we can produce or procure within our core capabilities. Since new management took over in 1997, we have experienced rapid growth in revenues and earnings and geographic scope of operations. Any future growth may place a significant strain on management and on our financial resources and information processing systems.

We intend to expand our product lines and domestic and international markets, in part, through acquisitions. Our ability to expand successfully through acquisitions will depend upon the availability of suitable acquisition candidates at purchase prices acceptable to us, upon our ability to consummate such transactions and the availability of financing on terms acceptable to us. There can be no assurance that we will be successful in completing acquisitions.

Such expansions involve numerous risks, including possible adverse short-term effects on our operating results or the market price of the common stock. These acquisitions and joint ventures will be subject to approval or ratification by our stockholders. We use outside appraisers for all significant acquisitions. It is expected that we will obtain valuation opinions or contact letters on all future acquisitions.

Certain of our future acquisitions may also give rise to an obligation by us to make contingent payments or to satisfy certain repurchase obligations, which could have an adverse financial effect. In addition, integrating acquired businesses may result in a loss of customers or product lines of the acquired businesses and also requires significant management attention and may place significant demands on our operations, information systems and financial resources. The failure effectively to integrate acquired businesses with our operations could adversely affect us. This is especially true of international acquisitions.

In addition, we compete for acquisition opportunities with companies which have significantly greater financial and management resources than us. There can be no assurance that suitable acquisition opportunities will be identified and that any such transactions can be consummated, or that, if acquired, such new businesses can be integrated successfully and profitably into our operations. The failure to have sufficient financial resources to respond effectively to difficulties encountered pursuing expansion could have a material adverse effect on our business, operating results and financial condition.

Moreover, there can be no assurance our historic rate of growth will continue and that we will continue to successfully expand, or that growth or expansion will result in profitability.

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

Table of Contents	5	FORM 10-K

CAUTIONARY STATEMENTS AND RISK FACTORS

Limited Operating History; History of Losses and Accumulated Deficits

While we have been in existence since 1969, our operations between 1975 and 1997 were limited to the exploration of acquisition opportunities. In our current form we have only been in operation since June 1, 1997. At December 31, 2002, our accumulated deficit was $4,868,477, and a loss of approximately $2,689,199 occurred in 2002. Our ability to obtain and sustain profitability will depend, in part, upon the successful marketing of existing products and the successful and timely introduction of new products. There can be no assurance that we will be able to generate and sustain net sales or profitability in the future.

Need for Additional Financing

Based on our current operating plan, we anticipate that further capital will be required during the next twelve months to satisfy our expected increased working capital requirements and research and development requirements for our new products already in the planning or development stage. We are currently exploring alternative financing plans to fulfill these requirements. No assurance can be given that additional financing will be available when needed or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be required to curtail our operations, which could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, additional dilution to shareholders would occur.

Dependence on Key Personnel

Our future performance will depend significantly upon our Management. Mr. James Djen, President and CEO and John T. Gauthier, Acting Chairman and Chief Financial Officer have been important for the Company’s success to date. Mr. Winston Gu, former Chairman of the Company resigned concurrent with the disposition of two former subsidiaries that he managed, Autec Power Systems, Inc. and Bridge Technology Co., Ltd., Ningbo, China. Mr. Gauthier is expected to be offered a top management position. To be successful we have to find and attract additional seasoned talent in this highly competitive area. The failure to recruit additional staff and key personnel, or to have sufficient financial resources to respond effectively to difficulties encountered pursuing expansion could have a material adverse effect on our business, operating results and financial condition.

Limited Proprietary Protection

Our success and ability to compete is dependent in part upon our proprietary technology. Our proprietary products are not yet protected by any patents. Therefore, to date we have relied primarily on trademark, trade secrets and Copyright laws to protect our technology. Also, we have implemented a policy that most senior and technical employees and third-party developers sign non-disclosure agreements. However, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not be able to develop similar or superior technology independently. Also, we have no license agreements with the end users of our products, so it may be possible for unauthorized third parties to copy our products or to reverse engineer or otherwise obtain and use information that we regard as proprietary. If in the future litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

Ultimately, we may be unable, for financial or other reasons, to enforce our rights under the intellectual property laws. In addition, the laws of certain countries in which our products are or may be distributed may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We believe that our products do not infringe upon any valid existing proprietary rights of third parties. In 2001 we were sued by a competitor and we won our counter-claim against a competitor of proprietary automobile phone charger products. Although we received no communication from third parties alleging the infringement of proprietary rights of such parties since this lawsuit, there can be no assurance that third parties will not assert infringement claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. There can be no assurance that we would prevail in any such litigation or that any such licenses would be available on acceptable terms, if at all. If we were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which alternatives, individually or collectively, could have a material adverse effect on our business, operating results and financial condition.

Speculative Nature of Our Plan of Operations

Table of Contents	6	FORM 10-K

The success of our plan of operations will depend to a great extent on management, present and future, operating within the confines of limited financial resources. Current working capital is expected to be sufficient to sustain our present operations. However, our business model calls for significant growth in the year 2003. The planned growth is directly dependent on our being able to secure additional bank financing or equity investment in its primary business units of up to $10,000,000. Negotiations have commenced with interested parties. Without outside financing we may have to revise our growth plans and lower our revenue estimates. There is no assurance that outside financing will be available, and if such financing were available that the terms of such proposed financing would be acceptable.

Lack of Market Research or Marketing Organization

We have determined on our own that there is sufficient market demand for our Business units. We do not have a separate marketing organization. Present management will market our products and services on a division basis as they are developed. Even if demand is identified for value added computer peripheral products in the development stage, there is no assurance that we will be successful in such business.

Lack of Diversification

Our operations, even if successful, will in all likelihood be limited in nature until we obtain additional financing. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular specific field, and therefore increase the risks associated with our operations.

Regulation

Although we are subject to regulation under the Securities Exchange Act of 1934, management believes we are not subject to regulation under the Investment Company Act of 1940, insofar as we are not engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

Product Liability

The sale and support of our products may entail the risk of product liability claims, and there can be no assurance we will not be subject to such claims in the future. A successful product liability claim or claim arising as a result of use of our products, or negative publicity attendant to any such claim, could have a material adverse effect upon our business, operating results and financial condition. We have procured product liability insurance with coverage limits of $1,000,000 per occurrence and $1,000,000 per year. While we believe that these amounts are sufficient, there can be no assurance that amounts are adequate insurance coverage, there can be no assurance that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

Limitation of Liability and Indemnification

Our Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Nevada General Corporation Law (“Nevada Law”), the personal liability of directors for monetary damages for breach of their fiduciary duties as a director, and provides that we will indemnify our officers and directors and may indemnify our employees and other agents to the fullest extent permitted by law.

We have entered into indemnification agreements with our directors and executive officers which may require us, among other things, to indemnify such directors or executive officers against liabilities that arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We have purchased director’s and officer’s liability insurance for a total liability of $1,000,000. Nevada Law provides that a corporation may indemnify a director, officer, employee or agent made, or threatened to be, a party to an action by reason of the fact that he was a director, officer, employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred in connection with such action if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect of any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful.

Nevada Law does not permit a corporation to eliminate a director’s duty of care, and the provisions of our Amended and Restated Certificate of Incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care. INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISION, OR OTHERWISE, WE HAVE BEEN INFORMED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION SUCH INDEMNIFICATION IS AGAINST THE PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

Table of Contents	7	FORM 10-K

ITEM 2. PROPERTIES.

We have minimal properties and at this time have no agreements to acquire any properties. Our corporate offices, and the offices of our subsidiaries, Bridge R&D, Inc. and PTI Enclosures, Inc., are located in sublet facilities at 12601 Monarch Street, Garden Grove, CA 92841. This facility has approximately 50,000 square feet and it houses corporate offices and warehouse operations. The lease is for 5 years at an average annual rent of $230,000 per year.

Our subsidiary, CMS Technology, Ltd., is located in the Peninsula Tower, 538 Castle Peak Road, Suite 1610, Kowloon, Hong Kong, where 3,700 square feet of office space, is leased for 4 years at $80,000 per year and its expiring in July 2004.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to legal actions that have arisen in the normal course of business. These actions include the following:

On October 1, 2001, a complaint was filed by the Trustee in the U.S. Bankruptcy Court against John Harwer, former President of the Company and the Company for alleged transfer of assets, technology, trade secrets, confidential information and business opportunities from Allied Web, a corporation owned by John Harwer which he had placed into liquidation under the Federal Bankruptcy laws on April 6, 2000.  The case has entered the trial phase with the initial hearing centering on $1,800,000 in claims between the parties which did not involve Bridge Technology, Inc. The trial judge has ordered the case back to mediation in connection with these claims on November 17, 2003. Management at December 31, 2002 and September 22, 2003 was unable to assess the possibility of incurring future liability for this matter and therefore did not record any accrued liability. Management continues to take the position that no liability will accrue to the Company and no contingency has been provided.  The company has incurred in excess of $300,000 to date in legal fees to defend itself.  The Company plans to sue for reimbursement against John Harwer and the Directors and Offices insurance carrier.  There is no assurance that any claim for legal fees reimbursement will be successful.

On May 19, 2003, a complaint was filed in Superior Court in Santa Ana, California, against the Company with its CFO and its former President, John Harwer in connection with the private sale of Bridge Technology, Inc. common stock.  Mr. Harwer had facilitated the private sale of Bridge Technology, Inc. stock for an investor.  The purchasers are attempting erroneously to involve Bridge in this private transaction which will fail.  In addition the same investors purchased shares of a private corporation, Esyon Corporation, from either John Harwer or Esyon Corporate, and are attempting erroneously to involve Bridge Technology, Inc. in this private transaction which will also fail.  The action is presently in the demurrer and early discovery stages. Management has not set aside any contingency reserve, as Bridge Technology, Inc., is expected to be removed from this action.

On November 14, 2001, a complaint was filed by Oppenheimer Wolff & Donnelly, LLP against the Company for $100,000 in alleged legal fees which was settled in the 1st quarter of 2003 for $40,000 payable in ten equal installments. The Company has complied with the terms of the settlement agreement by making the monthly payments in a timely manner.

On April 16, 2002, Danton Mak, Esq., filed a complaint in the Los Angeles superior Court against Autec Power Systems, Inc. (“Autec”) for $136,000 in fees allegedly owed by Autec. This matter was settled in July 2002 for $108,000 payable in four (4) equal installments of $27,000. The Company has complied with the terms of settlement agreement with the final payment having been made in September 2002.

On April 24, 2002, Mason Tarkeshian filed a complaint against the Company for approximately $2,000,000 in fees and damages on an acquisition that never closed. The Company settled this matter in 2002 by issuance of a common stock purchase warrant for 30,000 shares of the Company common stock at a strike price of $0.55 per share.

On December 12, 2001, a former shareholder of Autec Power Systems, Inc., filed a complaint in Ventura County Superior Court against the principal shareholder and former Chairman of the Company, Winston Gu. Autec and the Company alleging that the complainant did not receive his pro-rata shares of Bridge Technology, Inc.’s common stock in the exchange of 100% of the shares of Autec. The Company believes the complaint is without merit as to Bridge Technology, Inc. and did not record any accrued liability for this matter at December 31, 2002. The case will be arbitrated in November 2003.

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. The Company is unable, however, to predict the outcome of these matters, or reasonably estimate a range if possible losses given the current status of litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders in the calendar year 2002.

Table of Contents	8	FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock was formally traded in the Nasdaq Small Cap Market System under the symbol BRDG. The Company received a delisting notice on August 4, 2003 because it had not filed its 10K for the year ending 12/31/2002, and held its Annual Meeting and its failure to satisfy the minimum bid price of $1.00 per share. The Company believes it has a valid reason for this delay and has appealed this decision. One of the principal reasons for the delay in filing was the late completion of the audit of the Company’s Financial Statements due to the complexities surrounding the discontinued operations of its subsidiary, Autec Power Systems, Inc. (“Autec”), including Autec’s wholly-owned subsidiary, Bridge Technology Co., Ltd., Ningbo, China. The NASDAQ Listing and Hearing Review Council affirmed the decision of the Nasdaq Listing Qualifications panel on October 24, 2003, considering the written record without giving the Company the benefit of an additional hearing. The NASD Board of Governors declined to call this decision for review at its recent Board meeting. The Company plans on filing an application for review with the Securities and Exchange Commission (“SEC”) as provided by Rule 420 of the SEC Rules of Practice.

The following table sets forth the range of high and low closing prices in the Nasdaq Small Cap Market System for the Common Stock for the periods indicated, as reported by the National Quotation Bureau Incorporated. Prices represent actual reported sale prices. As of September 30, 2003 the high and low price of our stock on the Nasdaq Small Cap Market was $0.53 and $0.14, respectively.

	Fiscal Years Ended December 31,

	Price
	High	Low

2001
First quarter	$3.875	$1.375
Second quarter	$2.730	$1.063
Third quarter	$2.140	$1.150
Fourth quarter	$1.720	$0.900

2002
First quarter	$1.26	$0.49
Second quarter	$0.86	$0.23
Third quarter	$0.39	$0.18
Fourth quarter	$0.44	$0.16

We had approximately 1,950 shareholders of record on September 30, 2003.

Dividend Policy and Restrictions on Dividend Payments

We intend to continue our policy of retaining all earnings for reinvestment in our business operations.

ITEM 6. SELECTED FINANCIAL DATA.

The historical operating results data, per share data and balance sheet data set forth below are derived from the historical financial statements of our Company, which have been restated to reflect the PTI Enclosures, Inc. acquisitions and the related accounting treatment (See Note 1 of Notes to Consolidated Financial Statements). The balance sheet data includes the accounts of PTI Enclosures, Inc. and CMS Technology Limited, Hong Kong as of December 31, 2001 and 2002. Operating results and per share data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 include results for PTI Enclosures, Inc. and December 31, 2000, 2001 and 2002 includes the operating results of CMS Technology Limited, Hong Kong.

The selected financial data has been adjusted to reclassify the discontinued operations of Autec Power Systems and Bridge Technology Co., Ltd., Ningbo, China (See Note 6 of Notes to Consolidated Financial Statements).

Table of Contents	9	FORM 10-K

Selected Financial Data

(Figures in thousands, except per share amounts)	Years Ended December 31,

	1998	1999	2000	2001	2002

Revenues	$20,737	$25,720	$102,320	$134,654	$99,359

Cost of goods sold	17,833	23,324	96,545	128,427	94,226

Gross profit from continuing operations	2,904	2,396	5,775	6,227	5,133

Selling, general and administrative costs	3,250	2,452	6,398	6,566	5,350
R & D expense	-	-	-	9	-

Loss from operations from continuing operations	(346)	(56)	(623)	(348)	(217)

Other income (expense):
Interest expense, net	(30)	(18)	(412)	(774)	(775)
Gain on sales of investment	-	-	-	879	536
Provision for note receivable from a related party	-	-	-	(263)	-
Other income (expense)	2	(12)	36	309	165

Loss from continuing operations before tax	(374)	(86)	(999)	(197)	(291)
Income tax provision	5	5	239	291	189

Net loss before minority interest	(379)	(91)	(1,238)	(488)	(480)
Minority interest in net loss (income) of subsidiary	-	11	(233)	(154)	(100)

Net loss from continuing operations	(379)	(80)	(1,471)	(642)	(580)

Preferred stock dividend	2	-	-	-
Net loss from continuing operations attributed to common shares	$(381)	$(80)	$(1,471)	$(642)	$(580)

Basic weighted average number of common shares outstanding	8,183,487	9,800,665	10,703,929	10,863,186	10,889,379

Basic loss per share	$(0.05)	$(0.01)	$(0.14)	$(0.06)	$(0.05)

Diluted weighted average number of common share	8,183,487	9,800,665	10,703,929	10,863,186	10,889,379
Diluted loss per share	$(0.05)	$(0.01)	$(0.14)	$(0.06)	$(0.05)

Net earnings (loss) from discontinued operations	$73	$740	$2,570	$(1,900)	$(2,101)

Basic and diluted earnings (loss) per share from discontinued operations	$0.01	$0.09	$0.24	$(0.17)	$(0.19)

(Figures in thousands)	At December 31,

Balance sheet date	1998	1999	2000	2001	2002

Cash and cash equivalent	$2,116	$2,900	$2,135	$2,019	$1,324
Working capital	3,711	5,353	3,961	6,385	3,427
Total assets	12,197	13,534	44,947	40,773	24,667
Long-term debts, less current portion	774	728	245	914	884
Minority interest	-	39	667	820	920
Shareholders’ equity	$3,782	$6,016	$9,497	$7,341	$4,967

Table of Contents	10	FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

The Company designs, manufactures and sells state of the art power electronics components and computer peripheral components and enclosures. In addition, the Company has established a strong channel distribution system in China presently dedicated to HITACHI, formerly IBM, products. The Company expects to expand this distribution system throughout Asia, the Philippines Islands and the United States. The Company plans to expand its business by manufacturing, procuring and selling additional products, if it is able to secure additional financing for this planned expansion.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to use estimations and assumptions and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We based our estimations on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are as follows:

Rebates and Credits Receivable

CMS Technology Ltd. (“CMS”), one of our subsidiaries, is an authorized distributor of IBM and now HITACHI products in the territory including China, Vietnam, Philippines and Hong Kong. As a common practice in the computer parts distribution business, HITACHI periodically updates its price list for all its products and provides certain incentive programs to attract its authorized distributors to sell more of its products. As a result of changes in price list (usually decreases in prices), CMS is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by HITACHI through submitting the necessary applications forms. In general, once applications are approved by HITACHI these rebates and credits approved by HITACHI will be deducted from CMS’s accounts payable to HITACHI and decrease the cost of goods sold correspondingly. However, at the end of the reporting period, CMS has to estimate the relevant rebates and credit receivable based on the quantity of inventory on hand and anticipated approval for rebates and credits receivable from HITACHI, therefore, the actual results could differ from our estimated amount.

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

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded. As of December 31, 2002, we have recorded a full valuation allowance of approximately $928,000 against our deferred tax assets balance in the U.S. due to uncertainties related to our deferred tax assets as a result of our history of losses in the U.S. The valuation is based on our estimates of taxable income in the U.S. operation and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in the future periods, we may need to change the valuation allowance, which could impact our financial position and results of operations.

Results of Continuing Operations

The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to revenues from continuing operations, and the percentage change from period to period of these items:

Table of Contents	11	FORM 10-K

(Figures in thousands)	Years Ended December 31,

	2000	2001	2002

Revenues	$102,320	$134,654	$99,359
Cost of sales	96,545	128,427	94,226

Gross profit	5,775	6,227	5,133
Percentage	5.6%	4.6%	5.2%

Operating expenses	6,398	6,575	5,350

Operating loss	$(623)	$(348)	$(217)

Net loss from continuing operations	$(1,238)	$(488)	$(480)

Percentage of Revenues

	Years Ended December 31,

	2000	2001	2002

Revenues	100%	100%	100%
Gross profit	5.6	4.6	5.2
Operating income	(0.6)	(0.3)	(0.2)
Interest, net	(0.4)	(0.6)	(0.7)
Income tax expense	0.2	(0.2)	0.2
Net loss	(1.2)	(0.4)	(0.4)

Percentage Increase (Decrease)

	Years Ended December 31,

	2000-2001	2001-2002

Revenues	31.7%	(26.2)%
Gross profit	7.8	(17.6)
Operating loss	(44.1)	(37.7)
Interest, net	87.8	(0.1)
Income tax expense	21.9	(35.1)
Net loss	(60.5)	(1.6)

Results of Operations for Years ended December 31, 2001 and 2002

Revenue decreased 26.2% from $134.7 million in 2001 to $99.4 million in 2002. This was due to the decrease of distribution revenue of 24.6% from $125.9 million in 2001 to $94.9 million in 2002, mainly resulting from the revenue decrease in CMS from $99.7 million in 2001 to $80.7 million in 2002. Manufacturing revenue decrease 48.9% from $8.8 million in 2001 to $4.5 million in 2002, due mainly to the decline of revenue of PTI Enclosures, Inc. in the U.S. as result of the reduction of business activities in the tech field in the U.S. The geographic revenue of Asia decreased 23.0% from $104.4 million in 2001 to $80.4 million in 2002, resulting from the revenue in CMS. The geographic segment of revenue in the U.S. decreased 37.3% from $30.3 million in 2001 to $19.0 million in 2002, due mainly to the decrease of revenue of both PTI Enclosures, Inc. and Classic Trading. Products and services mix in 2001 has not changed substantially in comparison to those in the prior year.

Gross Profit decreased 17.6% from $6.2 million in 2001 to $5.1 million in 2002 principally as a result of the increase in low margin revenue in CMS where their gross profit ratio was approximately 4%. Although the gross margin in CMS was relatively low comparing to the gross margins in other subsidiaries, revenues and profits in CMS were more stable and predictable.

Selling and Administrative expenses decreased approximately 18.2% from $6.6 million in 2001 to $5.4 million in 2002. As a percentage of revenue the selling and administrative expenses increased from 4.9% in 2001 to 5.4% in 2002. The increase in selling, general and administrative expenses was attributed to the reduction of business activities in the United States.

Table of Contents	12	FORM 10-K

Net loss from continuing operations decreased 1.7% from $488,301 in 2001 to $480,159 in 2002, the decrease in loss was a result of outsourcing labor intensive manufacturing activities.

Net loss from discontinued operations was $1,900,097 in 2001 and $2,100,686 in 2002.

Net loss per share from continuing operations decreased 16.7% from $0.06 per share in 2001 to $0.05 per share in 2002.

Net loss per share from discontinued operations was $0.17 per share in 2001 and $0.19 per share in 2002.

Results of Operations for Years ended December 31, 2000 and 2001

Revenue increased 31.7% from $102.3 million in 2000 to $134.7 million in 2001. This was due to an increase in revenue of CMS in Asia of 50.6% from $6.9 million in 2002 to $103.9 million in 2001. The geographic segment of revenue in the U.S. in 2001 of $28.3 million approximated the same revenue in 2002. The geographic segment of revenue in Asia increased 45.4% from $73.1 million in 2000 to $106.4 million in 2001 due to the increase in revenue in CMS. Products and services mix in 2001 has not changed substantially in comparison to 2000.

Results of Discontinued Operations

The operating results of discontinued operations of the wholly owned subsidiaries Autec Power Systems, Inc. and Bridge Technology Co., Ltd., Ningbo, China follow:

	Years Ended December 31,

	2000	2001	2002

Revenues	$19,209,056	$7,819,251	$3,948,228
Cost of sales	12,899,317	6,728,553	3,730,854

Gross profit	6,309,739	1,090,698	217,374
Operating expenses	3,368,460	3,534,261	2,307,917

Operating profit (loss)	$2,941,279	$(2,443,563)	$(2,090,543)

These operations were available for sell as of December 31, 2002 and the financial results from Continued Operations for the year 2000 and 2001 have been reclassified for comparative purposes to separately present these results of discontinued operations.

Capital Resources & Liquidity

In summary our cash flows from continuing operations include minority interest were as follows:

	Years Ended December 31,

	2000	2001	2002

Cash (used in) provided by operating activities	(6,972,225)	(3,838,012)	5,689,774
Cash (used in) provided by investing activities	(4,879,784)	860,429	673,172
Cash provided by (used in) financing activities	11,452,079	3,356,131	(5,302,846)

Table of Contents	13	FORM 10-K

Net cash provided by (used in) continuing operating activities was approximately $(6,972,225), $(3,838,012) and $5,689,774 for the years ended December 31, 2000, 2001 and 2002 respectively.

Net cash provided (used in) discontinued operating activities was approximately $1,748,134, $(521,462), and $(1,746,693) for the years ended December 31, 2000, 2001 and 2002 respectively.

The increase of approximately $9,527,786 in cash provided by continuing operating activities in 2002 compared to 2001 was attributable primarily to the substantial decrease in inventory at CMS and an increase in accounts payable. Bridge Technology, Inc. and all other non-restricted subsidiaries together provided net cash of $(56,928) approximately from operating activities in 2001. See Schedule I (which is included in the consolidated financial statements) for reference.

The increase of approximately $646,638 in cash used in operating activities in 2002 compared to 2001 was a result of the net cash proceeds of approximately $536,000 resulting from the disposal of an investment and an estimated tax refund of $585,000.

Net cash (used in) provided by investing activities was approximately $(4,879,784), $860,429 and $673,172 for the years ended December 31, 2000, 2001 and 2002, respectively.

The cash provided by investing activities from continuous operations in 2001 was approximately $5,740,213 less than it had been in 2000, due mainly to the acquisition of CMS in 2000, contributed a positive cash flow of approximately $400,000.

The cash used in investing activities in 2002 was $187,257 less than it had been in 2001, primarily due to no acquisitions incurred in 2002.

Net cash provided by (used in) financing activities was approximately $11,452,079, $3,356,131 and $(5,302,846) for the years ended December 31, 2000, 2001, and 2002, respectively.

The net cash provided from financing activities in 2002 was primarily a combined result of proceeds of $1,000,000 from a line of credit in CMS and a loan from a related party in the U.S. partially offset by repayment of approximately $9,000,000 for loans payable and repayment of $80,000 for shareholder loans.

As previously discussed, during the year ended December 31, 2002, the Company incurred a net loss of $580,112 and generated $5,689,774 in its continuing operations. Additionally, on July 24, 2002, the Company entered into a loan modification and extension agreement with a commercial bank for the outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in April of 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 was paid in September 2002 and a required $1,000,000 repayment was made in December 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. The outstanding balance at December 31, 2002 was $2,850,066 was to mature on June 30, 2003. The Company has not repaid the bank for amounts due under the line of credit and therefore is in default. On October 20, 2003 the Company entered into a forbearance agreement and release agreement with the bank. Pursuant to the terms of the agreement the bank is willing to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note and to pay the obligations of the Company to the bank under the note until December 31, 2003. Additionally, the Company upon reporting its earnings for the nine month period ending September 30, 2003, expects to enter into a new credit facility with an international bank, the proceeds of which would pay off in full the existing obligations with its current bank. While several banks have given the Company indications of interest provided that the Company reports earnings for the first nine months of 2003. The Company is also in discussion with a prominent investor who is considering loaning the Company $2,850,000 with the intent of paying off the current bank loans and obtaining as collateral security the 65% share ownership presently being held by the Company’s current bank. No assurances can be given that the Company will successfully complete the refinancing plans.

Management believes that the Company does have the economic ability to maintain and grow its operations for the foreseeable future. In addition to its General Bank negotiations for a loan extension to December 31, 2003, the Company is negotiating with James Djen, the Company’s President, to convert his $1,000,000 demand loan into equity in order to improve the Company’s working capital position. Mr. Djen, as of December 31, 2002, has agreed to convert $200,000 into equity which was effected in May 2003. In addition, the Company has negotiated an increase in its credit facility with a Hong Kong bank from $1,500,000 to $4,000,000. Operationally, management’s plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales. No assurances can be given that the Company will be successful in extending or modifying its line of credit or that the Company will be able to maintain profitable operations.

Analysis and Satisfaction of Contractual Obligations

Table of Contents	14	FORM 10-K

As of December 31, 2002, the Company has the following contractual obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Year

Note payable to Standard Chartered Bank	$989,000	$989,000	$-	$-	$-
Note payable to General Bank	2,850,066	2,850,066	-	-	-
Shareholder loans	2,095,677	-	2,095,677	-	-
Related party loans	964,004	79,950	175,658	192,782	515,614
Operating lease	6,188,901	309,192	1,003,401	737,610	4,138,698

Total contractual cash obligations	$13,087,648	$4,228,208	$3,274,736	$930,392	$4,654,312

The Company believes that the cash flow generated by CMS will be adequate and sufficient to maintain the pending $4,000,000 line of credit.

The outstanding balance at December 31, 2002 was $2,850,066 was to mature on June 30, 2003. The Company has not repaid the bank for amounts due under the line of credit and therefore is in default. On October 20, 2003 the Company entered into a forbearance agreement and release agreement with the bank. Pursuant to the terms of the agreement the bank is willing to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note and to pay the obligations of the Company to the bank under the note until December 31, 2003.

Regarding the operating lease commitments, the Company believes that it has adequate ability to meet the respective payment schedules.

Effects of Fluctuation in Foreign Exchange Rates

The Company continues to buy products and services from foreign suppliers. The Company contracts for such products and services in U.S. dollars, thus eliminating the possible effect of currency fluctuations. However, there is continuous risk in market demand fluctuations with CMS Technology’s operations in China. To date the risk has been minimal.

Fluctuation in Quarterly Results (Unaudited)

Quarterly results may be adversely affected in the future by a variety of factors, including the possible costs of obtaining capital, as well as the initial costs associated with the release of new products and promotions taking place within the quarter. The Company plans to continue to fund research and development and its expanded patent, copyright and proprietary product work with cash generated from internal operations. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the Company’s business, operating results and financial condition will be adversely affected.

Selected Quarterly Financial Data 2000, 2001 and 2002

(Figures in thousands except per share amount)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

2000
Revenue, net	$6,899	$7,375	$11,068	$76,978	$102,320
Gross profit	715	650	610	3,800	5,775
Net loss from continuing operations	(79)	(195)	(242)	(955)	(1,471)
Basic loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.09)	$(0.14)
Diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.09)	$(0.13)

2001
Revenue, net	$24,193	$32,567	$46,087	$31,807	$134,654
Gross profit	1,349	1,688	2,199	991	6,227
Net (loss) income from continuing operations	(225)	(29)	187	(575)	(642)
Basic (loss) earnings per share	$(0.03)	$-	$0.02	$(0.05)	$(0.06)
Diluted (loss) earnings per share	$(0.03)	$-	$0.02	$(0.05)	$(0.06)

2002
Revenue, net	$26,233	$25,533	$27,388	$20,205	$99,359
Gross profit	1,488	1,124	1,408	1,113	5,133
Net income (loss) from continuing operations	324	(342)	(130)	(432)	(580)
Basic earnings (loss) per share	$0.03	$(0.03)	$(0.01)	$(0.04)	$(0.05)
Diluted earnings (loss) per share	$0.03	$(0.03)	$(0.01)	$(0.04)	$(0.05)

Table of Contents	15	FORM 10-K

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. There was no material result on operations and financial position from the adoption of SFAS No. 143.

In June 2002, the FASB issued SFAS No, 146, “Accounting for Costs Associated with Exit Activities, which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force (“EITF”) 94-3”, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract’s remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations or financial position.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. At this time, the Company does not engage in derivative instruments or hedging activities. Accordingly, there will be no impact on the Company’s consolidated financial statements from the adoption of SFAS No. 149.

In June 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of company assets at a specified date or upon an event that is likely to occur, an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer’s equity shares and that requires or may require the issuer settle the obligation through the transfer of assets, an instrument that embodies an unconditional obligation or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements did not materially affect the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company is evaluating the effects of FIN No. 46 on its consolidated financial statements.

Table of Contents	16	FORM 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Bridge Technology, Inc. develops and procures products in the United States, Japan and Hong Kong, and the Company sells products primarily in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our Company’s products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make our Company’s products less competitive in foreign markets.

Table of Contents	17	FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	18	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2000, 2001 and 2002

Table of Contents	19	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Independent Auditors’ Report - BDO McCabe Lo & Co

Report of Independent Auditors

To The Board of Directors and Shareholders of
Bridge Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bridge Technology, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. We have also audited the schedule for the year ended December 31, 2002 listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Bridge Technology, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 22, 2002, except for Notes 5 and 7 as to which the date is July 24, 2002 and Note 6 which is as of September 11, 2003.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Notes 1 and 11, the operations of CMS Technology Limited (“CMS”), a significant subsidiary of the Company, is heavily reliant on one supplier for its products. It accounted for approximately 98% of total purchases in CMS during 2002.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Technology, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule as of and for the year ended December 31, 2002 listed in the accompanying index presents fairly in all material respects, the information set forth therein.

/s/ BDO McCabe Lo & Co

Hong Kong SAR, China
September 11, 2003, except for the first paragraph of Note 5 as to which the date is October 20, 2003

Table of Contents	20 / F-1	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Independent Auditors’ Report - BDO Seidman, LLP

Report of Independent Certified Public Accountants

The Shareholders of
Bridge Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bridge Technology, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. We have also audited the schedules as of and for the years ended December 31, 2000 and 2001 listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Technology, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule as of and for the years ended December 31, 2000 and 2001 listed in the accompanying index present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Los Angeles, California
March 22, 2002, except for
Notes 5 and 7 as to which the
date is July 24, 2002 and Note 6
which is as of September 11, 2003

Table of Contents	21 / F-2	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,019,112	$1,324,118
Accounts receivable, less allowance for doubtful accounts of $287,118 and $293,143 respectively	10,579,526	9,175,912
Tax refund receivable	-	127,560
Other receivables	62,763	272,388
Inventory, net	20,735,726	8,135,790
Assets of subsidiaries held for sale	4,683,639	3,170,060

Total current assets	38,080,766	22,205,828

Property and equipment, net	455,558	384,699
Goodwill	1,949,417	1,949,417
Investments	198,717	39,996
Other assets	88,302	86,772

Total assets	$40,772,760	$24,666,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$36,152	$131,209
Notes payable	9,000,000	3,708,072
Accounts payable	15,679,015	6,648,157
Income taxes payable	114,500	60,022
Deferred income tax	4,097	2,817
Accrued liabilities	1,279,984	1,591,797
Shareholder loan	2,130,000	2,050,000
Current portion of loans due to related party	75,118	79,950
Liabilities of subsidiaries held for sale	3,377,185	3,623,117

Total current liabilities	31,696,051	17,895,141

Related party loan, less current portion	914,861	884,054

Total liabilities	32,610,912	18,779,195

Minority interest	820,378	920,331
Commitments and Contingencies
Shareholders’ equity
Common stock; par value $0.01 per share; authorized 100,000,000 shares; 10,863,186 and 10,898,110 shares issued and outstanding, respectively	108,632	108,981
Additional paid-in capital	9,783,013	10,097,579
Related party receivable	(340,000)	(340,000)
Treasury stock, 66,000 shares at cost	(2,000)	(2,000)
Accumulated deficit	(2,187,679)	(4,868,477)
Accumulated other comprehensive loss	(20,496)	(28,897)

Total shareholders’ equity	7,341,470	4,967,186

Total liabilities and shareholders’ equity	$40,772,760	$24,666,712

See accompanying notes to consolidated financial statements.

Table of Contents	22 / F-3	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31,

	2000	2001	2002

Net sales	$102,320,319	$134,654,362	$99,359,304

Cost of sales	96,544,971	128,427,511	94,226,133

Gross profit from continuing operations	5,775,348	6,226,851	5,133,171

Research and development expenses	-	9,309	-

Selling, general and administrative expenses	6,397,683	6,565,629	5,350,071

Loss from continuing operations	(622,335)	(348,087)	(216,900)

Other income (expense):
Interest, net	(412,331)	(774,309)	(775,202)
Other	35,958	308,684	164,377
Gain on sale of investments	-	879,035	536,427
Provision for note receivable from a related party	-	(262,550)	-

Loss from continuing operations before income taxes	(998,708)	(197,227)	(291,298)

Income taxes provision	238,855	291,074	188,861

Loss from continuing operations	(1,237,563)	(488,301)	(480,159)

Income (loss) from discontinued operations, net of tax of $392,702, $(499,200) and $0, respectively	2,570,152	(1,900,097)	(2,100,686)

Minority interest in net income of subsidiaries	(233,429)	(154,026)	(99,953)

Net income (loss) applicable to common shares	$1,099,160	$(2,542,424)	$(2,680,798)

Comprehensive income (loss) and its components consist of the following:
Net income (loss)	$1,099,160	$(2,542,424)	$(2,680,798)
Foreign currency translation adjustments	16,338	27,375	(8,401)

Comprehensive income (loss)	$1,115,498	$(2,515,049)	$(2,689,199)

Basic and diluted earnings (loss) per common share:
Net loss from continuing operations applicable to common shares	$(0.14)	$(0.06)	$(0.05)
Net income (loss) form discontinued operations applicable to common shares	0.24	(0.17)	(0.19)

Net income (loss) applicable to common shares	$0.10	$(0.23)	$(0.25)

Basic and diluted weighted-average shares outstanding	10,703,929	10,863,186	10,889,379

See accompanying notes to consolidated financial statements

Table of Contents	23 / F-4	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

				Retained	Stock		Accumulated
	Common Stock		Additional	Earnings/	Subscription/		Other
			Paid-In	Accumulated	Shareholder	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Receivable	Stock	Loss	Total

Balances, December 31, 1999	10,442,186	$104,422	$6,721,852	$(744,415)	$(250,000)	$(2,000)	$(64,209)	$5,765,650

Warrants issued for public relationship service	-	-	3,666	-		-	-	3,666
Warrants exercised	10,000	100	34,900	-	-	-	-	35,000
Warrants exercised	1,000	10	1,740	-	-	-	-	1,750
Issuance of common stock	40,000	400	189,600	-	-		-	190,000
Issuance of common stock	360,000	3,600	2,336,400	-	-	-	-	2,340,000
Warrants exercised	10,000	100	17,400	-	-	-	-	17,500
Non-employee compensation due to warrants issued	-	-	2,581	-	-	-	-	2,581
Repayments of shareholder notes receivable	-	-	-	-	25,000	-	-	25,000
Net income	-	-	-	1,099,160	-	-	-	1,099,160
Translation adjustment	-	-	-	-	-	-	16,338	16,338

Balances, December 31, 2000	10,863,186	108,632	9,308,139	354,745	(225,000)	(2,000)	(47,871)	9,496,645

Disposal of investment in Newcorp Japan	-	-	381,284	-	-	-	-	381,284
Forgiveness of officers’ compensation	-	-	93,590	-	-	-	-	93,590
Provision for note receivable	-	-	-	-	225,000	-	-	225,000
Note receivable from Newcorp Japan	-	-	-	-	(340,000)	-	-	(340,000)
Net loss	-	-	-	(2,542,424)	-	-	-	(2,542,424)
Translation adjustment	-	-	-	-	-	-	27,375	27,375

Balances, December 31, 2001	10,863,186	108,632	9,783,013	(2,187,679)	(340,000)	(2,000)	(20,496)	7,341,470

Issuance of common stock	34,924	349	11,066	-	-	-	-	11,415
Warrants issued for services	-	-	114,392	-	-	-	-	114,392
Forgiveness of officers’ compensation	-	-	189,108	-	-	-	-	189,108
Net loss	-	-	-	(2,680,798)	-	-	-	(2,680,798)
Translation adjustment	-	-	-	-	-	-	(8,401)	(8,401)

Balances, December 31, 2002	11,898,110	$108,981	$10,097,579	$(4,868,477)	$(340,000)	$(2,000)	$(28,897)	$4,967,186

See accompanying notes to consolidated financial statements.

Table of Contents	24 / F-5	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,

	2000	2001	2002

Cash flows from operating activities from continuing operations
Net loss from continuing operations	$(1,470,992)	$(642,327)	$(580,112)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	788,454	775,923	92,835
Allowance for doubtful accounts	294,153	106,584	8,296
Inventory reserves	561,954	142,271	-
Loss on disposal of property and equipment	6,922	-	-
Provision for related party note receivable	-	262,550	-
Write-off of intangible	50,000	190,000	-
Forgiveness of officers’ compensation	-	93,590	189,108
Stock and warrants issued in exchange for services	6,247	-	125,807
Gain on sale of investment	-	(879,035)	(536,427)
Deferred taxes	(69,026)	40,873	(1,280)
Minority interest	233,428	154,026	99,953
Changes in operating assets and liabilities:
Trade receivables	(4,488,965)	1,841,713	1,395,318
Inventory	(3,583,525)	(5,134,701)	12,599,936
Other receivables	(962,383)	819,204	(209,625)
Other assets	(11,907)	(29,379)	1,407,048
Accounts payable	1,467,367	(2,578,943)	(9,030,858)
Accrued liabilities	439,927	595,122	311,813
Income taxes payable	(233,879)	604,517	(182,038)

Net cash (used in) provided by operating activities from continuing operations	(6,972,225)	(3,838,012)	5,689,774

Cash flows from investing activities
Proceeds from sale of investment	-	910,180	695,148
Purchase of property and equipment	-	(49,751)	(21,976)
Proceeds from disposal of property and equipment	3,374	-	-
Investment in affiliate	(39,866)	-	-
Acquisition of CMS, net of cash acquired	(5,293,164)	-	-
Repayment from advance to shareholder	449,872	-	-

Net cash (used in) provided by investing activities from continuing operations	(4,879,784)	860,429	673,172

Table of Contents	25 / F-6	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years ended December 31,

	2000	2001	2002

Cash flows from financing activities
Bank overdraft	-	36,152	95,057
Proceeds from loans payable	130,680	-	-
Repayments on loans payable	(81,531)	-	-
Proceeds from related party loan	-	1,000,000	-
Repayments on related party loan	-	(10,021)	(25,975)
Proceeds from line of credit	6,467,382	3,000,000	3,705,000
Repayments of line of credit	(662,700)	-	(8,996,928)
Proceeds from shareholder loans	16,691,766	30,000	-
Repayments on shareholder loans	(15,489,413)	(700,000)	(80,000)
Related party receivable	25,000	-	-
Proceeds from exercise of warrants	54,250	-	-
Stock subscription collected	75,000	-	-
Stock subscription collected in CMS	4,241,645	-	-

Net cash provided by (used in) financing activities from continuing operations	11,452,079	3,356,131	(5,302,846)

Effect of exchange rate changes on cash from continuing operations	17,830	26,503	(8,401)

Net cash (used in) provided by continuing operations	(415,991)	405,051	1,051,699

Net cash provided by (used in) discontinued operations	1,748,134	(521,462)	(1,746,693)

Net increase (decrease) in cash and cash equivalents	1,332,143	(116,411)	(694,994)

Cash and cash equivalents, beginning of year	803,380	2,135,523	2,019,112

Cash and cash equivalents, end of year	$2,135,523	$2,019,112	$1,324,118

Cash paid during the year for:
Interest	$393,303	$841,863	$555,674
Income taxes	401,960	822,849	372,179

Supplemental disclosure of non-cash activities:

In May 2000, the Company acquired five patents, including design and tooling from an unrelated entity for $190,000, in exchange for 40,000 shares of common stock at market price of $4.75 per share.

In May 2000, the Company exercised an option to acquire the remaining 30% interest in CMS Technology Limited in exchange for 360,000 shares of the Company’s common stock at a market price of $6.50 per share.

In December 2001, the Company sold 85% of its equity interest in Newcorp Technology Ltd., Japan for 65,000 shares of the Company’s common stock. (Note 9)

See accompanying notes to consolidated financial statements.

Table of Contents	26 / F-7	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Liquidity

Bridge Technology, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on April 15, 1969. Starting from April 1997, the Company registered to do business in the State of California and is primarily engaged in development and distribution of various hardware, software, and peripheral products used in computer systems and sales to value added resellers and system integrators.

As of December 31, 2002, the Company has the following subsidiaries:

	Ownership

Bridge R&D, Inc.	100%	Established on June 1, 1997
Newcorp Technology Limited (in Japan)	100%	Merged on November 1, 1997
	15%	85% disposed in 2001
PTI Enclosures, Inc.	100%	Merged on December 14, 1998
Newcorp Technologies, Inc. (USA)	100%	Established on March 23, 1999, inactive
Pacific Bridge Net	80%	Established on August 16, 1999 and ceased operation in 2000.
CMS Technology Ltd.	90%	Acquired on January 3, 2000 (60%)
		Acquired on May 15, 2000 (30%)
Autec Power Systems, Inc.	100%	Merged on December 1, 1999 discontinued operation
Bridge Technology Co., Ltd., Ningbo, China	100%	Established on May 28, 2001 discontinued operation

During 2000, the Company acquired 90% equity interest in CMS Technology Limited (“CMS”), a company incorporated under the laws of the Hong Kong Special Administrative Region of China, through two transactions, which were accounted for under the purchase method of accounting.

On May 28, 2001, the Company established a wholly owned subsidiary, Bridge Technology Co., Ltd., Ningbo (“Ningbo”), in the City of Ningbo, Zhejiang Province of China. The Ningbo facility is used to conduct assembly work for power supplies, which will be sold to customers in the U.S. and other countries in Asia. As of December 31, 2002, the Company had invested approximately $3.1 million in Ningbo. The Company had committed to the Chinese government to contribute total registered capital of $10,000,000 to the Ningbo facility within a three-year time period from May 2001 through May 2004. The Company believes that the commitment was changed by mutual consent to $4,000,000 with final payment having been made in the first quarter of 2003. The Company has not received written acknowledgement of the revised commitment from the Chinese government.

Table of Contents	27 / F-8	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Liquidity (Continued)

During the year ended December 31, 2002, the Company continued to encounter a difficult trading environment both in the US and in it’s overseas markets. In an attempt to improve the Company’s liquidity and return the Company to profitability, the board of directors of Bridge agreed in principle in December 2002 to distribute its subsidiary, Autec Power Systems, Inc. (“Autec”), including Autec’s wholly owned subsidiary Bridge Technology Co., Ltd., Ningbo, to a shareholder, in exchange for shares in Bridge Technology, Inc. and other consideration, following a second year of heavy losses from their combined operations of approximately $2,200,000 per annum. The Company incurred a net loss of $480,159 on continuing operations during 2002 compared to $488,301 during 2001, and generated cash of $5,690,000 used primarily to pay down its line of credit in 2002 and used $3,838,000 cash in its operations in 2001.

On July 24, 2002, the Company entered into a loan modification and extension agreement with a commercial bank for the outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in April of 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 was paid in September 2002 and a required $1,000,000 repayment was made in December 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. The outstanding balance at December 31, 2002 was $2,850,066 was to mature on June 30, 2003. The Company has not repaid the bank for amounts due under the line of credit and therefore is in default. On October 20, 2003 the Company entered into a forbearance agreement and release agreement with the bank. Pursuant to the terms of the agreement the bank is willing to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note and to pay the obligations of the Company to the bank under the note until December 31, 2003. Additionally, the Company upon reporting its earnings for the nine month period ending September 30, 2003, expects to enter into a new credit facility with an international bank, the proceeds of which would pay off in full the existing obligations with its current bank. While several banks have given the Company indications of interest provided that the Company reports earnings for the first nine months of 2003 the Company is also in discussion with a prominent investor who is considering loaning the Company $2,850,000 with the intent of paying off the current bank loans and obtaining as collateral security the 65% share ownership presently being held by the Company’s current bank. No assurances can be given that the Company will successfully complete the refinancing plans.

Operationally, management’s plans include continuing actions to cut or curb non-essential expenses and focusing on the channel distribution business. No assurance can be given that the Company will be successful in extending or modifying its line of credit or that the Company will be able to return to profitable operations.

Table of Contents	28 / F-9	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Concentrations

CMS signed an OEM distribution agreement with International Business Machines Corporation (“IBM”) on June 24, 1998 to distribute IBM hard disks and other products in Hong Kong, China, Vietnam and the Philippines starting June 24, 1998, and remained in effect for one year and was automatically renewed for an additional one year. In April 2000 an agreement of “Extension to Master Distribution Agreement” was signed with IBM for the extension of “authorized distributor” for two years up to February 24, 2002. In December 2001, it was confirmed by IBM that the company’s status of authorized distributor would be further extended to February 24, 2004. In mid 2002, IBM reached an agreement with Hitachi Global Storage Technologies Singapore, Pte Ltd. (“HITACHI”) to combine their hard drives operations. It was confirmed by Hitachi that the Company’s status of authorized distributor would be extended to February 24, 2004. This has led the Company to become heavily reliant on one supplier for its products. It accounted for approximately 98%, 97% and 100% of total purchases of CMS during 2002, 2001 and 2000, respectively.

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

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers who are located in various geographical areas. Typically credit terms require payment made within 30 days of the sale. The Company regularly evaluates and monitors the creditworthiness of each customer on a case by case basis. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers’ credit risk. The Company does not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

Table of Contents	29 / F-10	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist principally of microcomputer component parts and are stated at the lower of cost (first-in, first-out) or market.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:

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

Impairment or Disposal of Long-lived Assets

Effective January 1, 2002, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the year ended December 31, 2002.

Table of Contents	30 / F-11	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company discontinued the amortization of its goodwill balances effective January 1, 2002. The initial testing of goodwill for possible impairment was completed in August 2002, and no impairment was indicated.

In accordance with SFAS 142, prior period amounts are not restated. A reconciliation of reported net loss from continuing operations to net loss from continuing operations adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

	December 31,

	2000	2001	2002

Reported net loss from continuing operations	$(1,470,922)	$(642,327)	$(580,112)
Add back: Goodwill amortization	598,210	636,906	-

Adjusted net loss	$(872,782)	$(5,421)	$(580,112)

Basic and diluted weighted average number of common stock outstanding	10,703,929	12,587,186	10,889,379
Basic and diluted loss per share	$(0.14)	$(0.06)	$(0.05)
Adjusted basic and diluted loss per share	$(0.08)	$0.00	$(0.05)

Rebates and Credits Receivable

As a common practice in the computer parts distribution business, CMS’s major vendor periodically updates its price list for all its products and provides certain incentive programs to attract its authorized distributors to sell more of its products. As a result of changes in price list (usually decreases in prices), CMS is entitled to receive certain rebates and credits for the inventory held and sold by the Company within the specified period of time as defined by its vendor through submitting the necessary application forms. In general, once the vendor approves these applications the amounts of these rebates and credits will be deducted from CMS’s accounts payable to its vendor and decrease the cost of goods sold or inventory correspondingly.

Research and Development Expense

Research and development costs are expensed when incurred. The Company incurred research and development expense on continuing operations of $0, $9,309 and $0 in 2000, 2001 and 2002, respectively.

Table of Contents	31 / F-12	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

Shipping and handling costs related to the delivery of finished goods are included in selling, general and administrative expenses. During the years ended December 31, 2000, 2001 and 2002. Shipping and handling costs expensed to selling, general and administrative expenses were $475,610, $562,075 and $383,713, respectively.

Investments

The Company has made investments in equity securities of other entities (which are privately held companies) in various industries for which its investment represents less than 20% of the voting stock of the investee and for which the Company does not otherwise exert significant influence. Because these investments do not have readily determinable fair values, they are recorded at cost and periodically reviewed for impairment. During 2001 and 2002, the Company realized a gain of approximately $879,000 and $536,427 respectively from the sale of one of its investments that had a carrying value of approximately $31,000.

Fair Value of Financial Instruments

The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company’s lines of credit and notes payable approximate fair value because the interest rates on these instruments are subject to change with market interest rate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated accounts receivable allowance for doubtful accounts, reserve for obsolete inventory, and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

Table of Contents	32 / F-13	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

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

Earnings (Loss) Per Share

The Company applies the provision of SFAS No. 128 “Earnings per Share”. SFAS No. 128 provides the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of an entity. Anti-dilution provisions of SFAS No. 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation -Transition and Disclosure - an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The company is complying with the disclosure requirements of SFAS No. 148.

Table of Contents	33 / F-14	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Stock-based Compensation (Continued)

Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amount indicated below:

	Years ended December 31,

	2000	2001	2002

Net income (loss):
As reported	$1,099,160	$(2,542,424)	$(2,680,798)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(222,800)	-	-

Pro forma	$876,360	$(2,542,424)	$(2,680,798)

Basic earnings (loss) per share:
As reported	$0.10	$(0.23)	$(0.25)
Pro forma	$0.08	$(0.23)	$(0.25)

Diluted earnings (loss) per share:
As reported	$0.10	$(0.23)	$(0.25)
Pro forma	$0.08	$(0.23)	$(0.25)

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. There was no material result on operations and financial position from the adoption of SFAS No. 143.

Table of Contents	34 / F-15	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

In June 2002, the FASB issued SFAS No, 146, “Accounting for Costs Associated with Exit Activities, which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force (“EITF”) 94-3”, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract’s remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations or financial position.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. At this time, the Company does not engage in derivative instruments or hedging activities. Accordingly, there will be no impact on the Company’s consolidated financial statements from the adoption of SFAS No. 149.

In June 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are mandatorily redeemable through the transfer of company assets at a specified date or upon an event that is likely to occur, an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer’s equity shares and that requires or may require the issuer settle the obligation through the transfer of assets, an instrument that embodies an unconditional obligation or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares.

Table of Contents	35 / F-16	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (Continued)

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements did not materially affect the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company is evaluating the effects of FIN No. 46 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 2002 presentation.

Table of Contents	36 / F-17	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Inventory
	December 31,

Inventory consists of:	2001	2002

Service parts	$1,236,404	$782,125
Work in progress	154,751	161,403
Finished goods	20,048,796	7,448,344
Reserve for obsolete inventory	(704,225)	(256,082)

	$20,735,726	$8,135,790

Note 3. Property and Equipment
	December 31,

Property and equipment consists of:	2001	2002

Furniture, fixtures and equipment	$269,617	$284,413
Vehicles	35,053	35,053
Computer equipment	181,420	188,600
Leasehold improvements	502,436	502,436

	988,526	1,010,502
Accumulated depreciation and amortization	(532,968)	(625,803)

Property and equipment, net	$455,558	$384,699

Note 4. Income Taxes

Income (loss) from continuing operations before income taxes consists of the following:

	Years ended December 31,

	2000	2001	2002

United States	$(2,599,655)	$(1,836,247)	$(1,479,325)
Japan	12,948	(186,388)	-
Hong Kong	1,587,999	1,825,408	1,188,027

Total	$(998,708)	$(197,227)	$(291,298)

Table of Contents	37 F-18	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Income Taxes (Continued)

The income tax provision (benefit) is as follows:

			Years ended December 31,

			2000	2001	2002

Current:	Domestic:	Federal (benefit)	$2,664	$-	$-
		State	3,200	5,600	-
	Foreign:	Japan	592	469	-
		Hong Kong	308,974	307,298	190,141

Total current			315,430	313,367	190,141

Deferred:	Domestic:	Federal	-	-	-
		State	-	-	-
	Foreign:	Japan	-	-	-
		Hong Kong	(76,575)	(22,293)	(1,280)

Total deferred			(76,575)	(22,293)	(1,280)

Total			$238,855	$291,074	$188,861

The difference between the effective income tax rate and the expected federal statutory rate is as follows:

	Years ended December 31,

	2000	2001	2002

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.3)	(5.8)	(1.2)
Changes in valuation allowance	(3.0)	222.9	135.0
Impact from permanent differences	28.0	141.7	37.8
Foreign subsidiaries rate reduction	40.8	(187.9)	(67.3)
Other	(7.6)	10.7	(5.5)

Effective income tax rate	23.9%	147.6%	64.8%

Table of Contents	38 / F-19	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Income Taxes (Continued)

Net deferred tax assets consist of the following:

	December 31,

	2001	2002
Domestic (U.S.)
State taxes	$2,000	$1,000
Accumulated depreciation	49,000	102,000
Allowance for doubtful accounts	123,000	77,000
Accrued vacation	29,000	29,000
Inventory reserves	40,000	40,000
Uniform capitalization – section 263A	38,000	23,000
Net operating loss carryforward	319,000	656,000
Valuation allowance	(600,000)	(928,000)

Net deferred tax assets	-	-

Foreign (Hong Kong)
Depreciation and amortization	(4,097)	(2,817)

	(4,097)	(2,817)

Net deferred tax liabilities	$(4,097)	$(2,817)

A valuation allowance has been provided at December 31, 2001 and 2002 for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $1.0 million for federal income tax purposes, which expire through 2022 and $0.5 million for state income tax purposes.

Note 5. Notes Payable

Note Payable to Bank in the U.S.

In 2000, the Company obtained a revolving line of credit, as amended, from a commercial bank at the prime rate (4.25% at December 31, 2002). The outstanding balance at December 31, 2002 of $2,850,066 was to mature on June 30, 2003. The Company has not repaid the bank for amounts due under the line of credit and therefore is in default. On October 20, 2003 the Company entered into a forbearance agreement and release agreement with the bank. Pursuant to the terms of the agreement the bank is willing to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note and to pay the obligations of the Company to the bank under the note until December 31, 2003.

Table of Contents	39 / F-20	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Notes Payable (Continued)

Note Payable to Bank in the U.S. (Continued)

The note is collateralized by substantially all the assets located in the United States, including approximately $2,600,000 of accounts receivable and $850,000 of inventory. In addition, the Company has granted the bank a security interest in 65% of all issued and outstanding common stock of CMS Technology Ltd., Hong Kong and has caused the subordination of loans by principals of the Company totaling $2,050,000.

Note Payable to IBM and Standard Chartered Bank

In 2000 the Company’s 90% owned Hong Kong based subsidiary entered into a revolving credit arrangement, $5,000,000, with International Business Machines Corp. (“IBM”) for the purpose of financing CMS purchases from IBM. This loan was paid off in mid 2002 concurrent with IBM’s sale of its business to Hitachi Global Storage Technologies (NYSE: HIT, TSE: 6501). The IBM authorized distribution agreement has been extended by Hitachi to February 24, 2004. In August 2002, the Company replaced the IBM credit facility with a revolving loan facility of $1,500,000 from Standard Chartered Bank for the purpose of financing its purchase of goods from Hitachi. The loan is secured by accounts receivable from a principal customer. At December 31, 2002 the loan balance was $858,006 and the applicable interest rate is 4.4%.

Note 6. Discontinued Operations

The Board of Directors of Bridge having the authority to approve, mandate and commit to a plan to sell any of its subsidiaries agreed in principle in December 2002 to distribute its subsidiary, Autec Power System, Inc. (“Autec”), including Autec’s wholly owned subsidiary Bridge Technology Co., Ltd., Ningbo, to a shareholder, in exchange for shares in Bridge and other consideration. Although the transaction was not closed as of December 31, 2002, the directors relinquished control of the subsidiaries and ceased to have any continuing involvement as of December 31, 2002 as the subsidiaries were set up for the impending sale, which is expected to complete within one year of the balance sheet date. Therefore, under SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the subsidiaries met the criteria for being classified as held for sale and reported as discontinued operations.

Table of Contents	40 / F-21	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Discontinued Operations (Continued)

Discontinued operations consist of the following:

	December 31,

	2001	2002

Assets of subsidiaries held for sale:

Cash and cash equivalents	$394,183	$133,702
Accounts receivable	455,531	371,604
Tax refund receivable	608,061	-
Other receivables	13,533	60,714
Inventory	956,817	659,350
Due from a related party	22,143	25,211

Total current assets	2,450,268	1,250,581

Capital assets, net	2,225,460	1,911,568
Other assets	7,911	7,911

	$4,683,639	$3,170,060

Liabilities of subsidiaries held for sale:

Notes payable	-	$604,076
Current portion of long term debt	$46,901	48,835
Accounts payable	2,340,407	1,981,240
Accrued taxes payable	-	108,861
Accrued liabilities	661,577	600,662

Total current liabilities	3,048,885	3,343,674

Long term debt less current portion	328,300	279,443

	$3,377,185	$3,623,117

Table of Contents	41 / F-22	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Discontinued Operations (Continued)

	December 31,

	2000	2001	2002

Income (loss) from discontinued operations:
Net sales	$19,209,056	$7,819,251	$3,948,228
Cost of sales	12,899,317	6,728,553	3,730,854

Gross profit	6,309,739	1,090,698	217,374

Selling, general administrative expense	2,679,404	2,358,883	1,708,732
Research and development	689,056	1,175,378	599,185

Operating income (loss)	2,941,279	(2,443,563)	(2,090,543)
Other income (expense):
Interest	21,575	36,126	(17,269)
Other	-	8,140	7,126

Income (loss) from discontinued operations before income taxes	2,962,854	(2,399,297)	(2,100,686)

Income tax expense (benefit)	392,702	(499,200)	-

Net income (loss) from discontinued operations	$2,570,152	$(1,900,097)	$(2,100,686)

Included within the liabilities of Autec are the following long-term debts:

	December 31,

	2001	2002

Note payable to the Small Business Administration, collateralized by substantially all of the assets of Autec and personally guaranteed by four of the Company’s shareholders, payable in monthly installments of $2,950, which includes interest at 4% per annum, matures in September 2009.	229,125	202,403

Note payable to a U.S. bank, collateralized by substantially all of the assets of Autec and personally guaranteed by four of the Company’s shareholders, payable in monthly installments of $2,138, which includes interest at 4% per annum, matures in September 2008.	146,076	125,875

	375,201	328,278
Current portion	(46,901)	(48,835)

	$328,300	279,443

Table of Contents	42 / F-23	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Discontinued Operations (Continued)

The aggregate maturities of notes and loans payable are as follows:

Years ending December 31,	Amount

2003	$48,835
2004	50,801
2005	52,870
2006	55,024
2007	57,267
Thereafter	63,481

$328,278

The notes payable by Autec to the Small Business Administration and a U.S. bank include various covenants. As of December 31, 2002 Autec was in compliance with the loan covenants.

Bridge Technology Ningbo Co., Ltd. (“Ningbo”) leases a manufacturing facility in the City of Ningbo, Zhejiang Province of China. This lease requires a monthly payment of $12,513 through December 2005.

Autec leases facilities under an operating lease from a company owned by a major shareholder. The lease calls for monthly lease payments of $16,500, subject to cost of living adjustment, through 2007. Autec entered into a sublease agreement with an entity owned by certain shareholders, for a portion of the facility for a monthly payment of $4,125. The term of the sublease was for 10 years.

The following table represents the consolidated rental commitments at December 31, 2002.

Years ending December 31,	Amount

2003	$365,157
2004	371,530
2005	365,256
2006	223,162
2007	172,343

$1,497,448

Total rental expense for the years ended December 31, 2000, 2001 and 2002, was $174,989, $289,491 and $385,074, respectively.

Table of Contents	43 / F-24	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6. Discontinued Operations (Continued)

Related Party Transactions

During the years ended December 31, 2000, 2001 and 2002, Autec was reimbursed for certain operating and overhead expenses attributable to an entity, owned by one of the Company’s major shareholders. The amount of $21,932, $22,143 and $9,692 represented the unreimbursable expense due from the related party as of December 31, 2000, 2001 and 2002, respectively.

Autec purchases product from a vendor where a brother of the Company’s former chairman of board of directors is the General Manager of that entity. As of December 31, 2001 and 2002, respectively, the Company had $788,398 and $1,131,825 of accounts payable to this vendor. During 2000, 2001 and 2002, respectively, the Company purchased approximately $257,000, $1,560,000 and $689,165 from this vendor. This subsidiary is, along with Ningbo in the process of being sold to a related party organized by the Company’s former chairman Winston Gu, and is segregated under assets held for sale in the financial statements.

Profit Sharing Plan

Autec has a 401(k) profit sharing plan covering substantially all Autec employees, subject to certain participation and vesting requirements. The plan provides that Autec will partially match employee contributions up to specified percentages. The amount charged to selling general and administrative expense for the 401(k) profit sharing plan amounted to $10,617, $10,582 and $4,927 in 2000, 2001 and 2002, respectively.

Note 7. Commitments and Contingencies

Capital Commitments

The Company has committed to the Chinese government to contribute total registered capital of $10,000,000 to the Ningbo facility within a three year time period from May 2001 to May 2004. Management believes that the commitment was changed by mutual consent to $4,000,000 with final payment having been made in the 1st quarter of 2003.The Company has not received written acknowledgement of the revised commitment from the Chinese government.

In February 2001, the Company issued a press release to unilaterally sever relationship with Worldwide Wireless Networks, Inc. (WWN). Afterwards the Company entered into a verbal settlement with WWN to cancel all agreements, including the exchange of shares of common stock between the companies. This settlement agreement was reduced to writing by WWN and signed by the Company’s President. WWN has not signed and has not complied with the settlement agreement up to the reporting date.

Table of Contents	44 / F-25	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Commitments and Contingencies (Continued)

Litigation

The Company is a party to legal actions that have arisen in the normal course of business. These actions include the following:

On October 1, 2001, a complaint was filed by the Trustee in the U.S. Bankruptcy Court against John Harwer, former President of the Company and the Company for alleged transfer of assets, technology, trade secrets, confidential information and business opportunities from Allied Web, a corporation owned by John Harwer which he had placed into liquidation under the Federal Bankruptcy laws on April 6, 2000.  The case has entered the trial phase with the initial hearing centering on $1,800,000 in claims between the parties which did not involve Bridge Technology, Inc. The trial judge has ordered the case back to mediation in connection with these claims on November 17, 2003. Management at December 31, 2002 was unable to assess the possibility of incurring future liability for this matter and therefore did not record any accrued liability. Management continues to take the position that no liability will accrue to the Company and no contingency has been provided.  The Company has incurred in excess of $300,000 to date in legal fees to defend itself.  The Company plans to sue for reimbursement against John Harwer and the Directors and Offices insurance carrier.  There is no assurance that any claim for legal fees reimbursement will be successful.

On November 14, 2001, a complaint was filed by Oppenheimer Wolff & Donnelly, LLP against the Company for $100,000 in alleged legal fees, which was settled in the 1st quarter of 2003 for $40,000 payable in eight equal installments. The Company has complied with the terms of the settlement agreement by making the monthly payments in a timely manner.

On December 12, 2001, a former shareholder of Autec Power Systems filed a complaint in Ventura County Superior Court against the principal shareholder and former chairmen of the Company, Winston Gu, Autec and the Company alleging that the complainant did not receive his pro-rata shares of Bridge Technology common stock in the exchange of 100% of the shares of Autec. The Company believes the complaint is without merit and did not record any accrued liability for this matter at December 31, 2002. The case will be arbitrated in November 2003.

On April 16, 2002, a complaint was filed by Danton Mak, Esq in the Los Angeles Superior Court against Autec Power Systems, Inc. (“Autec”) for $136,000 in fees allegedly owed by Autec. This matter was settled in July 2002 for $108,000 payable in 4 equal installments of $27,000. The company has complied with the terms of settlement agreement with the final payment having been made in September 2002.

On April 24, 2002, a complaint was filed against the Company by Mason Tarkeshian for approximately $2,000,000 in fees and damages. This matter was settled in 2002 by the Company by issuance of a common stock purchase warrant for 30,000 shares of the Company’s common stock at a strike price of $0.55 per share.

Table of Contents	45 / F-26	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Commitments and Contingencies (Continued)

Litigation (Continued)

On May 19, 2003, a complaint was filed in Superior Court in Santa Ana, California, against the Company with its CFO and its former President, John Harwer in connection with the private sale of Bridge Technology, Inc. common stock.  Mr. Harwer had facilitated the private sale of Bridge Technology, Inc. stock for an investor.  The purchasers are attempting erroneously to involve Bridge in this private transaction which will fail.  In addition the same investors purchased shares of a private corporation, Esyon Corporation, from either John Harwer or Esyon Corporate, and are attempting erroneously to involve Bridge Technology, Inc. in this private transaction which will also fail.  The action is presently in the demurrer and early discovery stages. Management has not set aside any contingency reserve, as Bridge Technology, Inc., is expected to be removed from this action.

Operating Lease Commitments

The Company signed an operating lease for a building from an entity owned by certain shareholders. The lease term is 20 years and expires in December 2017. The Company entered into a sublease agreement with another related party, for a portion of the building for a monthly payment of $1,380, through October 2003.

The following table represents the consolidated rental commitments at December 31, 2002.

Years ending December 31,	Amount

2003	$309,192
2004	321,441
2005	334,296
2006	347,664
2007	361,572
Thereafter	4,514,736

$6,188,901

Total rental expense for the year ended December 31, 2000, 2001 and 2002, was $420,245, $267,265 and $391,574, respectively.

Table of Contents	46 / F-27	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Related Party Transactions

During 1999, the Company borrowed $2.9 million from shareholders for the purchase of CMS. The loan balance at December 31, 2002 is $2,050,000.

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

On December 31, 2001, the Company reached an agreement with a member of Board of Directors of the Company, under which the Company sold 85% of its equity interest in Newcorp Technology Co. Ltd., Japan (“Newcorp”) (which was a wholly owned subsidiary of the Company before December 31, 2001) in exchange for 65,000 shares of the Company’s common stock held by the director. Because there was a negative equity of approximately $381,284 in Newcorp, the Company accounted for this transaction by recognizing $381,284 in additional paid-in capital and placing no value on the 65,000 shares of treasury stock. After this transaction, the Company owns a 15% equity interest in Newcorp valued at zero cost. Consequently, the consolidated balance sheet does not reflect any assets and liabilities of Newcorp at December 31, 2001 and the consolidated statement of operations contains the results of operations in Newcorp through December 31, 2001, the date of disposal. At December 31, 2002, the Company had a net receivable due form Newcorp of $340,000, which has been presented as a contra account within shareholders’ equity. In the ordinary course of business, Newcorp had transactions with Digital Stream Corporation (“DSC”). Newcorp had an officer who is also a director and major shareholder in DSC. DSC leases office space to Newcorp. Rent expense for the year ended December 31, 2000 was $11,132.

At December 31, 2001 and 2002, the Company provided for 100% reserve for a shareholder loan receivable of $225,000 and related interest receivable of approximately $37,550. The total provision of $262,550 was included in other income (expense) in the consolidated statements of operations in 2001.

During 2001, the Company borrowed $1,000,000 from an entity owned by an officer and shareholder at a variable interest rate (4.5% at December 31, 2002) and maturing in September 2011. During 2001 and 2002, the Company repaid $10,021 and $25,975 of principal and $9,185 and $50,135 of interest on this loan. As of December 31, 2002, principal of $964,004 and accrued interest of $0 were outstanding. Future commitments for principal payments are as follows: $79,950 in 2003, $85,092 in 2004, $90,566 in 2005, $96,391 in 2006 and $612,005 thereafter.

Table of Contents	47 / F-28	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Related Party Transactions (Continued)

The Board of Directors of Bridge Technology, Inc. having the authority to approve, mandate and commit to a plan to sell any of its subsidiaries agreed in principle in December 2002 to distribute its subsidiary, Autec Power System, Inc. (“Autec”), including Autec’s wholly owned subsidiary Bridge Technology Co., Ltd., Ningbo, to a shareholder, in exchange for shares in Bridge and other consideration. Although the transaction was not closed as of December 31, 2002, the directors relinquished control of the subsidiaries and ceased to have any continuing involvement as of December 31, 2002 as the subsidiaries were set up for the impending sale, which is expected to complete within one year of the 2002 balance sheet date. Therefore, under SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the subsidiaries met the criteria for being classified as held for sale and reported as discontinued operations.

Note 9. Shareholders’ Equity

2000

During 2000, $2.9 million was loaned to the Company, at an interest rate of 9.5%, due on demand from shareholders and entities owned by shareholders and officers, for the purchase of CMS. During 2001, an additional $30,000 was loaned to the Company by a shareholder at an interest rate of 9.5%, due on demand. Principal of $100,000, $700,000 and $80,000 and interest of $152,859, $322,066 and $147,281 were paid during 2000, 2001 and 2002, respectively. At December 31, 2000, 2001 and 2002, respectively, there was an accrued interest payable of $88,919, $0 and $45,678 and a total interest expense of $241,778, $233,148 and $192,959.

2001

On December 31, 2001, the Company sold 85% of its equity interest in Newcorp Technology Co., Ltd. in exchange for 65,000 shares of the Company’s common stock, which is accounted for as treasury stock at December 31, 2001.

During 2001, three officers reduced their compensation aggregating $93,590, which was accounted for as additional paid-in-capital.

2002

During 2002, two officers reduced their compensation aggregating $189,108, which was accounted for as additional paid-in-capital.

In March 2002, the Company issued 34,924 shares of common stock for inventories from a supplier. Based on the fair market value of the shares issued the purchase price was $11,415.

Table of Contents	48 / F-29	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Stock Options and Warrants

The Company grants warrants to its officers, key employees, advisory board members, and outside consultants in order to provide certain incentive for their services.

Each warrant entitles the holder to purchase one share of the Company’s common stock at the exercise price specified by the warrant and each warrant is only valid within the effective period. Shares acquired through exercising a warrant will be restricted and will not be registered for trading purposes unless the Company, at its sole discretion, files a registration statement and includes these designated shares.

Warrants activities in the Company for 2000, 2001 and 2002 were summarized as follows:

	Shares	Weighted Average Exercise Price	Vesting Period	Expiration Date

Outstanding at December 31, 1999	930,000	$3.40

Warrants granted	600,000	1.87	None	12/21/02
Warrants granted to Advisory Board	30,000	3.00	None	12/21/02
Warrants granted to consultant	125,000	3.00	None	02/09/04
Warrants granted to consultant	15,000	3.00	None	12/21/02
Warrants granted to consultant	10,000	4.50	None	12/21/02
Warrants granted to consultant	25,000	5.00	None	12/21/02
Warrants exercised	(21,000)	(2.58)

Outstanding at December 31, 2000	1,714,000	2.78

Warrants granted	15,000	3.00	None	04/26/03

Outstanding at December 31, 2001	1,729,000	2.78

Warrants granted to consultant	15,000	0.55	None	01/15/05
Warrants granted in settlement of lawsuit	30,000	0.55	None	06/30/07
Warrants granted to banker	500,000	1.00	None	01/15/05
Warrants granted to consultant	18,000	0.33	None	01/15/05
Warrants expired	(680,000)	(2.10)

Outstanding at December 31, 2002	1,612,000	$2.42

Table of Contents	49 / F-30	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Stock Options and Warrants (Continued)

2000

On December 21, 2000, the Board of Directors of the Company approved a proposal made by management to grant 500,000 warrants to the Company’s officers and key employees and 100,000 warrants to outside directors, with an exercise price of $1.875 per share and vesting immediately, for their performance and contribution to the Company in 2000. These warrants expired in 2002.

On December 21, 2000, the Board of Directors of the Company also granted 30,000 warrants, with an exercise price of $3.00 per share and vesting immediately, to the Advisory Board members. These warrants expired in 2002.

On the same day, the Board of Directors of the Company also granted 175,000 warrants, with an exercise price ranging from $3.00 to $5.00 per share and vesting immediately, to outside consultants in exchange for their services to be provided. 50,000 of these warrants expired in 2002.

2001

In April 2001, the Company granted 15,000 warrants to an advisory board member with an exercise price of $3.00 and vesting immediately.

2002

In May and October 2002, the Company granted 15,000 and 18,000 warrants, with an exercise price of $0.55 and $0.33 per share and vesting immediately, to an outside consultant in exchange for services, respectively.

In June 2002, the Company granted 30,000 warrants, with an exercise price of $0.55 per share and vesting immediately, in settlement of litigation.

In July 2002, the Company granted 500,000 warrants, with an exercise price of $1.00 per share and vesting immediately, to a commercial bank.

The Company follows APB No. 25 and related interpretations to account for stock options granted to employees. During 2000, the Company did not recognize any compensation costs for options granted to employees as the exercise price equaled the fair value of the Company’s common stock on the date of grant. During 2001 and 2002, the Company did not grant any stock options to employees.

Table of Contents	50 / F-31	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Stock Options and Warrants (Continued)

The Company adopted SFAS No. 123 to account for stock warrants granted to non-employees using the Black-Scholes option pricing model to estimate the fair value of the warrants granted. The Company recognized $6,247, $0 and $114,392 of expense for the warrants granted to non-employees in 2000, 2001 and 2002, respectively.

The assumptions used in the Black Scholes option pricing model in 2000, 2001 and 2002 were as follows:

	December 31,

	2000	2001	2002

Discount rate - bond yield rate	6.18-6.34%	4.14%	1.46-4.48%
Volatility	104.58%	101.22%	91.03%
Expected life	2-3 years	2 years	1-5 years
Expected dividend yield	-	-	-

In 2000 using the Black-Scholes option pricing model, the Company determined that the fair value of warrants with different exercise prices granted ranged from $0.01 to $0.37 per share. The fair value of the total warrants granted was $225,381.

In 2001 using the Black-Scholes option-pricing model, the Company determined that warrants granted had no fair value.

In 2002 using the Black-Scholes option-pricing model, the Company determined that the fair value of warrants with different exercise prices granted ranged from $0.17 to $0.28 per share. The fair value of total warrants granted was $114,392.

The following table summarizes information about options and warrants outstanding as of December 31, 2002:

	Options and Warrants Outstanding and Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.33	18,000	2.04 years	$ 0.33
$ 0.55	15,000	2.04 years	$ 0.55
$ 0.55	30,000	4.50 years	$ 0.55
$ 1.00	500,000	2.04 years	$ 1.00
$ 1.75	349,000	1.04 years	$ 1.75
$ 2.00	105,000	0.04 years	$ 2.00
$ 3.00	80,000	0.04 years	$ 3.00
$ 3.00	60,000	0.32 years	$ 3.00
$ 3.50	95,000	0.04 years	$ 3.50
$ 5.00	360,000	1.88 years	$ 5.00

	1,612,000		$ 2.42

Table of Contents	51 / F-32	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Concentration of Customer and Suppliers

The Company derived a significant portion of its revenue from sales to certain customers. Sales as a percentage of total sales from continuing operations were as follows:

	Years Ended December 31,

	2000	2001	2002

Customer A	6%	10%	5%
Customer B	3	4	4
Customer C	-	3	3
Customer D	10	1	3
Customer E	13	15	17

	32%	33%	32%

Three customers accounted for approximately 20%, 23% and 44% of consolidated accounts receivable at December 31, 2000, 2001 and 2002, respectively. One customer accounted for approximately 19% of consolidated accounts receivable at December 31, 2000.

One vendor accounted for approximately 100%, 97% and 98% of total purchases in CMS during the years ended December 31, 2000, 2001 and 2002, respectively. Four vendors accounted for approximately 92%, 94% and 92% of consolidated total purchases during the years ended December 31, 2000, 2001 and 2002, respectively.

One major vendor in CMS accounted for 78%, 76% and 73% of consolidated accounts payable at December 31, 2000, 2001 and 2002, respectively.

Table of Contents	52 / F-33	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Segment Information

Industry segments from continuing operations:

	Manufacturing	Distribution	R&D	Total

2000
Assets	$3,382,921	$32,045,168	$21,203	$35,449,292
Revenue	9,107,186	93,213,133	-	102,370,319
Operating loss before income taxes and minority interest	(93,795)	(640,760)	(264,153)	(998,708)
Depreciation and amortization expense	68,842	707,441	12,171	788,454

2001
Assets	3,693,491	32,380,517	15,113	36,089,121
Revenue	8,753,889	125,900,473	-	134,654,362
Operating income (loss) before income taxes and minority interest	598,220	(795,379)	(68)	(197,227)
Depreciation and amortization expense	40,343	735,580	-	775,923

2002
Assets	2,362,621	19,118,918	15,113	21,496,652
Revenue	4,468,921	94,890,383	-	99,359,304
Operating (loss) income before income taxes and minority interest	(369,547)	78,249	-	(291,298)
Depreciation and amortization expense	22,189	70,646	-	92,835

Geographic segments:

Geographic segments from continuing operations:

	United States	Asia	Other	Total

2000

Long lived assets	$471,764	$73,059	$-	$544,823
Revenue	28,869,749	73,140,425	310,145	102,320,319

2001

Long lived assets	405,431	50,127	-	455,558
Revenue	28,291,467	106,362,895	-	134,654,362

2002

Long lived assets	342,942	41,757	-	384,699
Revenue	18,629,282	80,730,022	-	99,359,304

Table of Contents	53 / F-34	FORM 10-K

Bridge Technology, Inc. and Subsidiaries

Schedule I - Valuation and Qualifying Accounts

For the Years Ended December 31, 2000, 2001 and 2002

Description	Beginning Balance	Amount Charged to Expense	Deductions	Ending Balance

Allowance for doubtful accounts:

Fiscal 2000	$75,328	$294,153	$29,948	$339,533

Fiscal 2001	$339,533	$106,584	$158,999	$287,118

Fiscal 2002	$287,118	$8,296	$2,271	$293,143

Reserve for inventory obsolescence:

Fiscal 2000	$-	$561,954	$-	$561,954

Fiscal 2001	$561,954	$142,271	$-	$704,225

Fiscal 2002	$704,225	$-	$448,143	$256,082

Table of Contents	54 / F-35	FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 27, 2003, Bridge Technology, Inc. (the “Company”) changed its independent public accountant from BDO Seidman, LLP to BDO McCabe Lo & Co. BDO McCabe Lo & Co has been engaged to audit the Company’s consolidated balance sheet as of December 31, 2002 and the related statements of operations, shareholders’ equity, and cash flows for the fiscal year ended December 31, 2002.

A.	Pursuant to Item 304(a)(1) of Regulation S-K, the Company reports the following specific information:
	(i)	On June 27, 2003, the Company notified BDO Seidman, LLP that it would not be engaged to audit the Company’s consolidated balance sheet as of December 31,2002 and the related statements of operations, shareholders’ equity, and cash flows for the fiscal year ending December 31, 2002 and was being dismissed as the Company’s independent public accountants.
	(ii)	The reports of BDO Seidman, LLP on the Company’s financial statements for each of the past two years were unqualified and contained no adverse opinion or disclaimer of opinion and no report was qualified as to uncertainty, audit scope, or accounting principles.
	(iii)	The decision to change principal accountants from BDO Seidman, LLP to BDO McCabe Lo & Co was recommended and approved by the Company’s Audit Committee and Board of Directors.
	(iv)	There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, between the Company and BDO Seidman, LLP during the Company’s two most recent fiscal years or for the period through the date of termination.
	(v)	No event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K has occurred during the Company’s two most recent fiscal years and for the subsequent period through the date of change.
B.	No event requiring disclosure under Item 304(a)(2) of Regulation S-K has occurred.
C.	In accordance with requirements of Item 304(a)(3) of Regulation S-K, BDO Seidman, LLP has been provided with a copy of the foregoing disclosures and the Company has requested that BDO Seidman, LLP provide a letter addressed to the Securities and Exchange Commission required by said item and said letter dated June 30, 2003, is attached as an exhibit hereto.

Prior to the engagement of BDO McCabe Lo & Co, the Company did not consult with BDO McCabe Lo & Co or any firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or reportable event. The Company also did not consult with BDO McCabe Lo & Co regarding the type of audit opinion which might be rendered on the Company’s financial statements and no written or oral report was provided by BDO McCabe Lo & Co.

The Company has provided BDO McCabe Lo & Co with a copy of the disclosures contained herein and BDO McCabe Lo & Co has indicated that no letter will be provided containing any new information, clarification of the Company’s expression of its views, or the respects in which BDO McCabe Lo & Co does not agree with the statements made by the Company in response to Item 304(a). No other event requiring disclosure under Item 304(a)(2) or Regulation S-K has occurred.

ITEM 9A. CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures
In light of The Sarbanes-Oxley Act of 2002 and current developments in the financial world, the Board of Directors and specifically the Audit Committee has caused the updating of the Company’s accounting disclosure controls and procedures under Rules 13(a)-15 and 15(d)-15 under the Securities Exchange Act of 1934. James Djen, CEO and John T. Gauthier, CFO have evaluated these disclosure controls and procedures and conclude that they are adequate and effective as of September 30, 2003, the date of their evaluation.
2.	The Company has made no significant changes in internal controls other than updating its quarterly monitoring review.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Table of Contents	55	FORM 10-K

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Registrant are as follows:

Name	Age	Position	Year First Became Officer

Winston Gu	50	Chairman & Chief Executive Officer (1)	1999
James Djen	48	President & CEO (2)	1997
John T. Gauthier	74	Chairman, Chief Financial Officer (3)	1997

(1)	Mr. Gu has served as Chief Executive Officer from December 1999 to January 2001. He also serves as a Director and Chairman since December 1999. Mr. Gu resigned as Officer, Director and Chairman in April 2003.
(2)	James Djen was appointed President in January 1999, Managing Director in January 2000 and Chief Executive Officer in January 2001. He also serves as a member of the Board of Directors. He assumed the President in April 2003.
(3)	John T. Gauthier was appointed Chief Financial Officer/Secretary/Treasurer since 1997. He also serves a member of the Board of Directors and Chairman of the Board in April 2003.

Conflicts of Interest

Certain members of our Company’s management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as Officers and Directors of our Company. Insofar as these Officers and Directors are engaged in other business activities, management anticipates they will devote less than full time to our Company’s affairs. The Officers and Directors of our Company are now and may in the future become Shareholders, Officers or Directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by our Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of our Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Our Company does currently have a right of first refusal pertaining to opportunities that come to management’s attention insofar as such opportunities may relate to our Company’s proposed business operations.

The Officers and Directors are, so long as they are Officers or Directors of our Company, subject to the restriction that all opportunities contemplated by our Company’s plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to our Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the Officer or Director. If our Company or the companies in which the Officers and Directors are affiliated with both desire to take advantage of an opportunity, then said Officers and Directors would abstain from negotiating and voting upon the opportunity. However, all Directors may still individually take advantage of opportunities if our Company should decline to do so. Except as set forth above, our Company has not adopted any other conflict of interest policy with respect to such transactions. Although our Company will be subject to regulation under the Securities Act of 1934 and the Securities Exchange Act of 1934, management believes our Company will not be subject to regulation under the Investment Company Act of 1940 insofar as our Company will not be engaged in the business of investing or trading in securities in the event our Company engages in business combinations which result in our Company holding passive investment interests in a number of entities, our Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Our Company has obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject our Company to material adverse consequences. Our Company’s Board of Directors unanimously approved a resolution stating that it is our Company’s desire to be exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

Table of Contents	56	FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows all cash compensation for services rendered during the last three fiscal years ended December 31, 2002 paid by our Company to each of our Company’s executive officers whose cash compensation exceeded $100,000.

						Long Term Compensation

				Annual Compensation		Awards		Payouts

Name and Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options / SAR’s	LTIP Payouts	All Other Compensation
		($)		($)	($)	($)	($)	($)	Warrants

Winston Gu	2002	120,000	(1)
Chairman	2001	120,000
	2000	120,000							50,000 @ $	1.875

James Djen	2002	120,000	(2)
CEO	2001	120,000
	2000	120,000							50,000 @ $	1.875

John J. Harwer	2001	120,000
President	2000	120,000							50,000 @ $	1.875

Richard Fox	2002	119,367
General Manager	2001	120,000
PTI Enclosures, Inc	2000	120,000							15,000 @ $	1.875

John T. Gauthier	2002	122,191
Chief Financial Officer	2001	120,000
	2000	120,000							50,000 @ $	1.875

(1)	Winston Gu contributed his salary totaling $120,000 to the Company as additional paid in capital in 2002.
(2)	James Djen contributed his salary totaling $69,108 to the Company as additional paid in capital in 2002.

Table of Contents	57	FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below lists the beneficial ownership of our Company’s voting securities by each person known by our Company to be the beneficial owner of more than 5% of such securities, as well as the securities of our Company beneficially owned by all Directors and Officers of our Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Title of Beneficial Owner	Preferred Shares	Common Shares	%	Class Ownership

Winston Gu (1) (3) (5)		2,238,334	20.6	Common
865 E. Cochran Street
Simi Valley, CA 93065

James Djen (1) (4)		700,420	6.4	Common
12601 Monarch Street
Garden Grove, CA 92841

John T. Gauthier (1)		326,711	2.7	Common
12601 Monarch Street
Garden Grove, CA 92841

Hideki Watanabe (1)		185,000	1.7	Common
4-14-2 Nagatsuda, Midori-Ku
Yokohama-Shi, Kanagawa-Ken, Japan

Fusahiko Hasegawa (1)		20,000	0.2	Common
Yokohama Business Park
East Tower 9F, 134, Goudo-Chuodogawa-ku
Yokohama-Shi, Kanagawa, Japan

COMMON
All Officers & Directors (2)		4,010,445	33.0	Common

(1)	Officer and/or Director of our Company.
(2)	Officers and Directors as a Group. The balance of our Company’s outstanding Common Shares is held by approximately 2800 persons.
(3)	Include shares owned by wife Jeannie Gu.
(4)	Include shares owned by wife Hwe-Mei Cheng.
(5)	Returning 1,270,000 shares to the Company in connection with the purchase of Autec Power Systems, Inc. and Bridge Technology Co. Ltd., Ningbo, China in April 2003.

Table of Contents	58	FORM 10-K

Warrants activities in the Company for 2000, 2001 and 2002 were summarized as follows:

	Shares	Weighted Average Exercise Price	Vesting Period	Expiration Date

Outstanding at December 31, 1999	930,000	$3.40

Warrants granted	600,000	1.87	None	12/21/02
Warrants granted to Advisory Board	30,000	3.00	None	12/21/02
Warrants granted to consultant	125,000	3.00	None	02/09/04
Warrants granted to consultant	15,000	3.00	None	12/21/02
Warrants granted to consultant	10,000	4.50	None	12/21/02
Warrants granted to consultant	25,000	5.00	None	12/21/02
Warrants exercised	(21,000)	(2.58)

Outstanding at December 31, 2000	1,714,000	2.78

Warrants granted	15,000	3.00	None	04/26/03

Outstanding at December 31, 2001	1,729,000	2.78

Warrants granted to consultant	15,000	0.55	None	01/15/05
Warrants granted in settlement of lawsuit	30,000	0.55	None	06/30/07
Warrants granted to banker	500,000	1.00	None	01/15/05
Warrants granted to consultant	18,000	0.33	None	01/15/05
Warrants expired	(680,000)	(2.10)

Outstanding at December 31, 2002	1,612,000	$2.42

The following table summarizes information about Warrants outstanding as of December 31, 2002:

	Options and Warrants Outstanding and Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.33	18,000	2.04 years	$ 0.33
$ 0.55	15,000	2.04 years	$ 0.55
$ 0.55	30,000	4.50 years	$ 0.55
$ 1.00	500,000	2.04 years	$ 1.00
$ 1.75	349,000	1.04 years	$ 1.75
$ 2.00	105,000	0.04 years	$ 2.00
$ 3.00	80,000	0.04 years	$ 3.00
$ 3.00	60,000	0.32 years	$ 3.00
$ 3.50	95,000	0.04 years	$ 3.50
$ 5.00	360,000	1.88 years	$ 5.00

	1,612,000		$ 2.42

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K except as disclosed in the Notes to the financial statements.

Table of Contents	59	FORM 10-K

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

			Years Ended December 31,

			2001		2002

			BDO Seidman, LLP,	BDO McCabe Lo & Co,	BDO Seidman, LLP,	BDO McCabe Lo & Co,
			United States	Hong Kong	United States	Hong Kong

1.		Audit fees	$134,323	$13,077	$32,000	$53,077

2.		Review	$37,730	$10,000	$44,700	$10,385

3.		Tax fees	$34,502	$1,300	$25,411	$1,300

4.		All other fees	$0	$0	$0	$0

5.	(i)	The Audit Committee preapproves all services to be done by outside auditors.
	(ii)	The Audit Committee approved all services described in 9(e)(2) through 9(e)(4) of Schedule 14A pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X.

6.		Work performed by others	$0	$0	$0	$0

Table of Contents	60	FORM 10-K

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) INDEX TO EXHIBITS

Exhibit Number		Description

EX-3	(i)	ARTICLES OF INCORPORATION
EX-3.A	(i)	Newcorp Technology, Inc. (Nevada), Incorporated March 15, 1999 (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)
EX-3.B	(i)	Bridge Technology, Inc. as amended April 21, 1997 (incorporated by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2, Exhibit 3(i) filed December 23, 1998 with the Commission)
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
A. PTI Enclosures, Inc. (California) - July 1993
B. Newcorp Technology, Inc.
C. Bridge R & D, Inc. (California)
D. Pacific Bridge Net (Nevada)
E. Autec Power Systems, Inc. (California)
F. CMS Technology Ltd. (Hong Kong)
EX-31.A		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.B		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-99		ADDITIONAL CONTRACTS
EX-99.A		Assignment of Trademarks (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)
EX-99.B		Property Lease (incorporated by reference to Bridge Technology, Inc. Form 10KSB filed March 31, 1999)
EX-99.C		Incentive Stock Option Plan (incorporated herein by reference to Bridge Technology, Inc. Form 10-SB, Amendment #2 filed December 23, 1998, with the Commission)
EX-99.D		Distribution Product Rights Development Agreement dated July 1, 1999
EX-99.E		Five recently acquired patents. Submitted by hard copy only

Table of Contents	61	FORM 10-K

(b) REPORTS ON FORM 8-K

1.		Date filed April 15, 2003
	(a)	Cancellation of sale of the Company’s subsidiary Bridge Technology Co., Ltd., Ningbo, China to Wantec Power System Co., Ltd. of Taiwan, R.O.C.
	(b)	Report on work stoppage in Hong Kong and China due to SARS epidemic.

2.		Date filed May 14, 2003
	(a)	Report delay in receipt of Annual Audit from outside auditors, BDO Seidman, LLP, until May 31, 2003.
	(b)	Proforma financial statements for quarter ending March 31, 2003.
	(c)	Vote by Board of Directors to dispose of two subsidiaries, Bridge Technology Co., Ltd., Ningbo, China and Autec Power Systems, Inc.

3.		Date filed June 30, 2003
	(a)	Change in Registrant’s Certifying Accountants from BDO Seidman, LLP to BDO McCabe Lo & Co, Hong Kong.

4.		Date filed August 5, 2003
	(a)	Notice from NASDAQ that the Company’s stock will be delisted on August 6 for failure to file Form 10-K and Form 10-Qs, failure to hold annual meeting and failure to satisfy the minimum bid price of $1.00 for its price.
	(b)	Based on information supplied by BDO Seidman, LLP, the Company reported that the audited financial statements would be received by July 31, 2003 and that the necessary filings would be made by August 14, 2003.

Table of Contents	62	FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

BRIDGE TECHNOLOGY, INC.

By:
Date: November 25, 2003		/s/ John T. Gauthier

John T. Gauthier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated and on the dates indicated.

Date: November 25, 2003	/s/ James Djen

James Djen
Chief Executive Officer

Date: November 25, 2003	/s/ William Willard

William Willard
Director, Audit Committee

Date: November 25, 2003	/s/ Steve Werkheiser

Steve Werkheiser
Director, Audit Committee

Date: November 25, 2003	/s/ John T. Gauthier

John T. Gauthier
Chief Financial Officer

Table of Contents	63	FORM 10-K