Form 10-Q
period 2003-03-31
BRIDGE TECHNOLOGY INC
filed 2003-12-18
CIK 1048273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Registrant’s telephone number, including area code: (714) 891-6508

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2003 was 10,898,110.

Table of Contents	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

FORM 10-Q

INDEX

PART I. Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	7
Item 4. Controls and Procedures	8

PART II. Other Information
Item 1. Legal Proceedings	9
Item 2. Changes in Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Submission of Matters to a Vote of Security Holders	9
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	10

This 10-Q document including the accompanying footnotes and financial statements have not been reviewed as required by the Securities and Exchange Commission (“SEC”) Rules and Regulations.
Signatures	10

Table of Contents	FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Bridge Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2002	2003
	(Audited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,324,118	$2,855,073
Accounts receivable, less allowance for doubtful accounts of $293,143 and $331,555 respectively	9,175,912	7,498,259
Tax refund receivable	127,560	90,044
Other receivables	272,388	358,022
Inventory, net	8,135,790	7,472,655
Assets of subsidiaries held for sale	3,170,060	3,170,060

Total current assets	22,205,828	21,444,113

Property and equipment, net	384,699	370,885
Goodwill, net of amortization of $1,242,917	1,949,417	1,949,417
Investments	39,996	39,996
Other assets	86,772	86,772

Total assets	$24,666,712	$23,891,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$131,209	$-
Notes payable	3,708,072	2,850,066
Accounts payable	6,648,157	6,920,627
Income taxes payable	60,022	60,022
Deferred income tax	2,817	3,713
Accrued liabilities	1,591,797	1,415,845
Shareholder loan	2,050,000	2,150,000
Current portion of loans due to related party	79,950	79,950
Liabilities of subsidiaries held for sale	3,623,117	3,623,117

Total current liabilities	17,895,141	17,103,340

Related party loan, less current portion	884,054	879,435

Total liabilities	18,779,195	17,982,775

Minority interest	920,331	838,322
Commitments and Contingencies
Shareholders’ equity
Common stock; par value $0.01 per share, authorized 100,000,000 shares, 10,898,110 and 10,898,110 shares issued and outstanding, respectively	108,981	108,981
Additional paid-in capital	10,097,579	10,097,579
Related party receivable	(340,000)	(340,000)
Treasury stock, 66,000 shares at cost	(2,000)	(2,000)
Current Year Net Income	-	96,397
Retained earnings (accumulated deficit)	(4,868,477)	(4,868,477)
Accumulated other comprehensive loss	(28,897)	(22,394)

Total shareholders’ equity	4,967,186	5,070,086

Total liabilities and shareholders’ equity	$24,666,712	$23,891,183

See accompanying notes to consolidated financial statements.

Table of Contents	1	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended

	Mar. 31,	Mar. 31,
	2002	2003
	(Unaudited)	(Unaudited)

Net sales	$26,232,598	$19,283,573

Cost of sales	24,745,005	18,273,939

Gross profit	1,487,593	1,009,634

Selling, general and administrative expense	1,250,972	841,780

Income from operations	236,621	167,854

Other income (expense):
Interest income (expense), net	(193,863)	(23,747)
Other income	54,857	8,693
Gain on sale of investment	320,871	-

Income before income taxes	418,486	152,800

Income taxes provision	61,204	38,412

Net income (loss)	357,282	114,388

Minority interest	32,952	17,991

Net income (loss) applicable to common shares	$324,330	$96,397

Basic weighted average number of common stock outstanding	10,863,186	10,898,110

Basic earnings (loss) per share	$0.03	$0.01

Diluted weighted average number of common stock outstanding	10,863,186	10,898,110

Diluted earnings per share	$0.03	$0.01

Comprehensive income (loss) and its components consist of the following:
Net income (loss)	$324,330	$96,397
Foreign currency translation adjustment	-	-

Comprehensive income (loss)	$324,330	$96,397

See accompanying notes to consolidated financial statements.

Table of Contents	2	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended

	Mar. 31,	Mar. 31,
	2002	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities from continuing operations
Net income (loss)	$(218,881)	$96,397
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144,725	14,332
Provision for doubtful accounts	5,677	38,412
(Gain) loss on sale of investment	(320,856)	-
Deferred taxes	(3,457)	896
Minority interest	32,952	(82,009)
Increase (decrease) from changes in operating assets and liabilities:
Trade receivables	3,277,246	1,639,241
Inventory	(9,305,107)	663,135
Other receivables	27,205	(85,634)
Other assets	6,803	-
Accounts payable	1,570,100	272,470
Accrued liabilities	1,014,128	(175,952)
Income taxes payable	101,468	37,516

Net cash provided by (used in) operating activities	(3,667,997)	2,418,804

Cash flows from investing activities
Purchase of property and equipment	(8,883)	(518)
Repayment from (advance to) shareholder	-	100,000
Due from related party	9,356	-
Proceeds from sale of investment	325,424	-

Net cash used in investing activities	325,897	99,482

Cash flows from financing activities
Bank overdraft	13,108	(131,209)
Repayments on loans payable	(11,550)	-
Proceeds from shareholder loans	2,818,215	-
Repayments on shareholder loans	(30,000)	-
Repayments on line of credit	(100,000)	(858,006)
Repayments on related party	(10,128)	(4,619)

Net cash provided by financing activities	2,679,645	(993,834)

Effect of exchange rate changes on cash	(233)	6,503

Net increase in cash and cash equivalents	(662,688)	1,530,955

Cash and cash equivalents, beginning of period	2,413,295	1,324,118

Cash and cash equivalents, end of period	$1,750,607	$2,855,073

Supplemental information:
Cash paid during the year for:
Interest	$39,391	$75,644
Income taxes	2,586	-

See accompanying notes to consolidated financial statements.

Table of Contents	3	FORM 10-Q

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

Note 1. Basis of Presentation

This 10-Q document including the accompanying footnotes and financial statements have not been reviewed as required by the Securities and Exchange Commission (“SEC”) Rules and Regulations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2002, the Company incurred a net loss of $580,112 and used cash of $5,689,774 in its operations. Management has undertaken certain actions in an attempt to improve the Company’s liquidity and return the Company to profitability.

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

Management believes that the Company does have the economic ability to maintain and grow its operations for the foreseeable future. In addition to its General Bank negotiations for a loan extension to December 31, 2003, the Company is negotiating with James Djen, the Company’s President, to convert his $1,000,000 demand loan into equity in order to improve the Company’s working capital position. Mr. Djen, as of December 31, 2002, has agreed to convert $200,000 into equity which was effected in May 2003. In addition, the Company has negotiated an increase in its credit facility with a Hong Kong bank from $1,500,000 to $7,000,000. Operationally, management’s plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales. No assurances can be given that the Company will be successful in extending or modifying its line of credit or that the Company will be able to maintain profitable operations.

Table of Contents	4	FORM 10-Q

Note 2. Reclassification

Certain amounts in the consolidated financial statements for March 31, 2002 have been reclassified to conform to the March 31, 2003 presentation. Such reclassification had no effect on shareholders’ equity as previously reported.

Note 3. Earnings Per Share Computation

We compute earnings per share in accordance with Statement of Financial Accounting Standard’s Board’s No. 128 which requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock.

The computation of the weighted-average common shares used in the computation of basic and diluted net loss per share is based on 10,898,110 shares for the three months ended March 31, 2003. Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and stock warrants. The computations of the weighted average common shares used in the computation of basic and diluted net income per share is based on 10,898,110 and 10,863,186 shares, respectively, for the three months ended March 31, 2002, respectively.

Note 4. Income Taxes

As of December 31, 2002, a valuation allowance has been provided for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized. One of the subsidiaries of the Company has net operating loss carryforwards which are separate return year losses in the amount of approximately $157,191, and will begin to expire in 2008. On December 14, 1998, the subsidiary had a change in ownership as defined under Internal Revenue Code Section 382. The net operating loss carryforward is subject to an annual limitation.

Note 5. Inventory

Inventory consists of:

	December 31,	March 31,
	2002	2003

Service parts	$782,125	$781,544
Work in progress	161,403	300,252
Finished goods	7,448,344	6,685,353
Reserve for obsolete inventory	(256,082)	(294,494)

	$8,135,790	$7,472,655

Note 6. Goodwill

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

In accordance with SFAS No. 142, prior period amounts are not restated. A reconciliation of reported net loss from continuing operations to net loss from continuing operations adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

Table of Contents	5	FORM 10-Q

	March 31,

	2002	2003

Reported net income (loss)	$324,330	$96,397
Add back: Goodwill amortization	-	-

Adjusted net income (loss)	324,330	96,397

Basic weighted average number of common stock outstanding	10,863,186	10,898,110

Basic earnings (loss) per share	0.03	0.01

Adjusted earnings (loss) per share	0.03	0.01

Diluted weighted average number of common stock outstanding	10,863,186	10,898,110

Diluted earnings (loss) per share	0.03	0.01

Adjusted diluted earnings (loss) per share	0.03	0.01

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any obligations to update these forward-looking statements.

Results of Operations in Continuing Business for the Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

Net sales of $19,283,573 for the three months ended March 31, 2003 decreased by $8,006,294, representing approximately a 29.3% decrease, over net sales of $26,232,598 for the same period of 2002. The decrease was due primarily to the decrease in PTI Enclosures, Inc. (“PTI”) sales for the quarter ended March 31, 2003. PTI sales decreased by approximately $562,686 due to a weak overall economy and soft customer demand in the United States. The decrease in PTI sales was partially offset by increases in sales relating to the Company’s distribution business in United States.

Asia revenues for the three months ended March 31, 2003 were $14,742,447 compared to $21,535,196 for the three months ended March 31, 2002, an decrease of $6,792,749 or 31.5%. Decreases relate primarily to decreased sales volume at CMS Technology Limited. (“CMS”)

United States revenues for the three months ended March 31, 2003 were $4,541,126 compared to $4,697,402 for the three months ended March 31, 2002, a decrease of $156,276 or 3.3%. Decreases relate primarily to decreased sales at PTI.

Revenues for the Company’s distribution businesses were $18,796,569 for the three months ended March 31, 2003 compared to $25,182,908 for the three months ended March 31, 2002, an decrease of $6,386,339 or 25.4%. Decreases relate primarily to decreased sales volume at CMS Technology Limited. Also, Bridge R&D, Inc. sales increased due to a large sales to distributors during the three months ended March 31, 2003.

Revenues for the Company’s manufacturing businesses were $487,004 for the three months ended March 31, 2003 compared to $1,049,690 for the three months ended March 31, 2002, a decrease of $562,686 or 53.6%. The decrease relates primarily to decreased sales at PTI.

Gross profit for the three months ended March 31, 2003 was $1,057,634, decreasing by $429,959 and representing approximately a 33.3% decrease, compared to $1,487,593 for the same period of 2002. The reason for this decrease is due mainly to the decrease in sales of PTI for the quarter ended March 31, 2003. Gross profit as a percentage of net sales declined from 5.5% for the three months ended March 31, 2003 to 5.7% for the three months ended March 31, 2002. The decrease is due principally due to the lower margin generated through the sales of PTI.

Asia gross profit as a percentage of sales for the three months ended March 31, 2003 was 4.5% compared to 4.4% for the three months ended March 31, 2002.

United States gross profit as a percentage of sales for the three months ended March 31, 2003 was 8.7% compared to 11.3% for the three months ended March 31, 2002. The decrease is primarily attributable to decreased gross margins at Bridge R&D, Inc.

Table of Contents	6	FORM 10-Q

Gross profits for the Company’s distribution businesses as a percentage of sales for the three months ended March 31, 2003 was 4.9% compared to 5.1% for the three months ended March 31, 2002.

Gross profits for the Company’s manufacturing businesses as a percentage of sales for the three months ended March 31, 2003 was 28.0% compared to 19.3% for the three months ended March 31, 2002. The decrease is primarily attributable to increased gross margins at PTI.

Selling, general and administrative expenses decreased by $409,192 to $841,780 in the three months ended March 31, 2003 compared to $1,250,972 for the three months ended March 31, 2002. As a percentage of revenue, these expenses decreased from 4.8% in the three months ended March 31, 2002 to 4.4% in the three months ended March 31, 2003. The decline is due to the cost saving effort implemented by management for the quarter ended March 31, 2003. Cost saving efforts included cutbacks in operating expenses such as travel expense and purchases of supplies.

Income from operation decreased from income of $236,621 for the three months ended March 31, 2002 to income of $167,854 in the three months ended March 31, 2003. The decrease primarily reflects the decline in sales at PTI and CMS. Income from operations as a percentage of revenue is 0.9% for the three months ended March 31, 2002 and 2003.

Net interest expense decreased by $169,339 from $193,863 for the three months ended March 31, 2002 to net interest expense of $24,524 for the three months ended March 31, 2003. The decrease is mainly the result of decreased borrowings from commercial bank, lower prime rate and retro-adjustments on shareholders loans’ interest rate during the three months ended March 31, 2003.

Other income decreased by $46,164 from $54,857 for the three months ended March 31, 2002 to $8,693 for the three months ended March 31, 2003.

Net income decreased by $227,933 from net income of $324,330 for the three months ended March 31, 2002 to net income of $96,397 for the three months ended March 31, 2003. This result reflects an income of $0.03 per share for the three months ended March 31, 2002 to an income of $0.01 per share for the three months ended March 31, 2003.

Capital Resources and Liquidity

The Company’s capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient to cover its cash flow from operations. At March 31, 2003, the Company had working capital approximately $4,340,773 and cash of $2,855,073 compared to a working capital of approximately $4,310,687 and cash of $1,324,118 at December 31, 2002.

Net cash provided by operating activities for the three months ended March 31, 2003 was $2,418,804 as compared to $3,667,997 used in operating activities for the three months ended March 31, 2002. The difference is mainly due to decrease in accounts receivable in inventory.

Net cash provided in investing activities for the three months ended March 31, 2003 was $99,482 mainly from the proceeds from sale of investment, as compared to $325,897 net cash used in investing activities for the three months ended March 31, 2002 for the investment in China and other affiliates.

Net cash used in financing activities for the three months ended March 31, 2003 was $993,834 as compared to $2,679,645 in the three months ended March 31, 2002. The significant change is attributable to repayment on line of credit and shareholder loans.

Management believes that the Company does have the economic where withal to maintain its operations for the foreseeable future. Management in October 2003 has obtained a loan extension with its U.S. Bank to December 31, 2003 and CMS Technology Ltd., Hong Kong has obtained an increase line of credit with its Hong Kong Bank from $1,500,000 to $7,000,000. Additionally, management is negotiating with the Company’s major shareholders to convert a portion of the Company’s indebtedness to them into equity in order to improve the Company’s working capital position. Operationally, management’s plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales channel distribution sales both in China and the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Bridge Technology, Inc. develops and procures products in the United States, Japan and Hong Kong, and the Company sells primarily in North America and Asia. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our Company’s products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make our Company’s products less competitive in foreign markets.

Table of Contents	7	FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES.

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

Table of Contents	8	FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to legal actions that have arisen in the normal course of business. These actions include the following:

On October 1, 2001, a complaint was filed by the Trustee in the U.S. Bankruptcy Court against John Harwer, former President of the Company and the Company for alleged transfer of assets, technology, trade secrets, confidential information and business opportunities from Allied Web, a corporation owned by John Harwer which he had placed into liquidation under the Federal Bankruptcy laws on April 6, 2000.  The case has entered the trial phase with the initial hearing centering on $1,800,000 in claims between the parties which did not involve Bridge Technology, Inc. The trial judge has ordered the case back to mediation in connection with these claims on November 17, 2003. Management at December 31, 2002 and September 22, 2003 was unable to assess the possibility of incurring future liability for this matter and therefore did not record any accrued liability. Management continues to take the position that no liability will accrue to the Company and no contingency has been provided.  The company has incurred in excess of $300,000 to date in legal fees to defend itself.  The Company plans to sue the Directors and Officers insurance carrier for reimbursement. There is no assurance that any claim for legal fees reimbursement will be successful.

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

On December 12, 2001, a former shareholder of Autec Power Systems, Inc., filed a complaint in Ventura County Superior Court against the principal shareholder and former Chairman of the Company, Winston Gu. Autec and the Company alleging that the complainant did not receive his pro-rata shares of Bridge Technology, Inc.’s common stock in the exchange of 100% of the shares of Autec. The Company believes the complaint is without merit as to Bridge Technology, Inc. and did not record any accrued liability for this matter at December 31, 2002. The case was arbitrated in November 2003 and the decision is pending.

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. The Company is unable, however, to predict the outcome of these matters, or reasonably estimate a range if possible losses given the current status of litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There are no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There are no matters submitted to a vote of security holders.

Table of Contents	9	FORM 10-Q

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description

EX-31.A	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.B	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridge Technology, Inc.
(Registrant)

Date: December 18, 2003	/s/ John T. Gauthier

John T. Gauthier
Chief Financial Officer

Date: December 18, 2003	/s/ James Djen

James Djen
Chief Executive Officer

Table of Contents	10	FORM 10-Q