Form 10-Q
period 2003-06-30
BRIDGE TECHNOLOGY INC
filed 2003-12-18
CIK 1048273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2003 was 12,098,110.

Table of Contents	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

FORM 10-Q

INDEX

PART I. Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3. Quantitative and Qualitative Disclosures about Market Risk	8
Item 4. Controls and Procedures	8

PART II. Other Information
Item 1. Legal Proceedings	10
Item 2. Changes in Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	11

This 10-Q document including the accompanying footnotes and financial statements have not been reviewed as required by the Securities and Exchange Commission (“SEC”) Rules and Regulations.
Signatures	11

Table of Contents	FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bridge Technology, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2002	2003
	(Audited)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,324,118	$841,086
Accounts receivable less allowance for doubtful accounts of $293,143 and $172,308 respectively	9,175,912	9,507,217
Tax refund receivable	127,560	58,418
Advances to employees	-	12,972
Other receivables	272,388	374,064
Inventory, net	8,135,790	8,828,181
Assets of subsidiaries held for sale	3,170,060	3,170,060

Total current assets	22,205,828	22,791,998

Property and equipment, net	384,699	346,300
Goodwill, net of amortization of $1,242,917	1,949,417	1,949,417
Investments	39,996	19,996
Other assets	86,772	86,772

Total assets	$24,666,712	$25,194,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	131,209	-
Notes payable	3,708,072	2,850,066
Accounts payable	6,648,157	7,979,087
Income taxes payable	60,022	60,021
Deferred income tax	2,817	1,921
Accrued liabilities	1,591,797	1,661,717
Shareholder loan	2,050,000	1,818,725
Current portion of loans due to related party	79,950	79,950
Liabilities of subsidiaries held for sale	3,623,117	3,623,117

Total current liabilities	17,895,141	18,074,604

Related party loan, less current portion	884,054	875,005

Total liabilities	18,779,195	18,949,609

Minority interest	920,331	852,376
Shareholders’ equity
Common stock; par value $0.01 per share, authorized 100,000,000 shares, 10,898,110 and 12,098,110 shares issued and outstanding, respectively	108,981	120,981
Additional paid-in capital	10,097,579	10,310,580
Related party receivable	(340,000)	(340,000)
Treasury stock, 66,000 shares at cost	(2,000)	(2,000)
Current Year Net Income	-	193,808
Retained earnings (accumulated deficit)	(4,868,477)	(4,868,477)
Accumulated other comprehensive loss	(28,897)	(22,394)

Total shareholders’ equity	4,967,186	5,392,498

Total liabilities and shareholders’ equity	$24,666,712	$25,194,483

See accompanying notes to consolidated financial statements.

Table of Contents	1	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2003	2002	2003
	(Audited)	(Unaudited)	(Audited)	(Unaudited)

Net sales	$25,533,290	$23,012,848	$51,765,888	$42,296,421

Cost of sales	24,409,297	21,918,877	49,154,302	40,192,816

Gross profit	1,123,993	1,093,971	2,611,586	2,103,605

Selling, general and administrative expense	1,433,978	1,073,062	2,684,950	1,914,842

Income (loss) from operations	(309,985)	20,909	(73,364)	188,763

Other income (expense):
Interest income (expense), net	(263,699)	(20,020)	(457,562)	(43,767)
Gain on sale of investment	215,556	131,275	536,427	131,275
Other income	51,759	9,135	106,616	17,828

Income (loss) before income taxes	(306,369)	120,390	112,117	105,336

Income taxes provision	23,559	29,834	84,763	68,246

Net income (loss)	(329,928)	111,465	27,354	225,853

Minority interest	(12,466)	14,054	(45,417)	32,045

Net income (loss) applicable to common shares	$(342,394)	$97,411	$(18,063)	$193,808

Basic weighted average number of common shares outstanding	10,863,186	12,098,110	10,863,186	12,098,110

Basic earnings (loss) per share	$(0.03)	$0.008	$(0.001)	$0.016

Diluted weighted average number of common shares outstanding	10,875,467	12,098,110	10,869,360	12,098,110

Diluted earnings (loss) per share	$(0.03)	$0.008	$(0.001)	$0.016

Comprehensive income (loss) and its components consist of the following:
Net income (loss)	$(342,394)	$97,411	$(18,063)	$193,808
Foreign currency translation adjustment, net of tax	(1,618)	-	(1,851)	-

Comprehensive income (loss)	$(344,012)	$97,411	$(19,914)	$193,808

See accompanying notes to consolidated financial statements.

Table of Contents	2	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended

	June 30,	June 30,
	2002	2003
	(Audited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,128,897)	$193,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	258,471	40,034
Provision for doubtful accounts	82,259	135,247
(Gain) loss on sale of investment	(536,373)	20,000
Provision for slow moving inventory	231,000	-
Stock compensation	15,453	-
Minority interest	45,418	(67,955)
Increase (decrease) from changes in operating assets and liabilities:
Restricted cash	(317,495)	-
Trade receivables	4,262,022	(466,552)
Inventory	3,410,680	(692,391)
Deferred income taxes	(896)	(896)
Other receivables	44,565	(114,648)
Other current assets	(166,309)	-
Accounts payable	(11,084,824)	1,330,930
Accrued liabilities	927,658	69,919
Income taxes payable	122,466	69,142

Net cash provided by (used in) operating activities	(3,834,802)	516,638

Cash flows from investing activities
Purchase of property and equipment	(94,350)	(1,635)
Due from related party	(1,052)	(231,275)
Proceeds from sale of investment	645,094	-

Net cash provided by (used in) investing activities	549,692	(232,910)

Cash flows from financing activities
Bank overdraft	29,557	(131,209)
Repayments on loans payable	(23,216)	-
Proceeds from line of credit	604,076	-
Repayments on line of credit	(100,000)	(858,006)
Proceeds from related party loans	2,818,215	200,000
Repayments of related party loans	(563,237)	(9,048)
Proceeds from stock purchase	-	25,000

Net cash provided by (used in) financing activities	32,765,395	(773,263)

Effect of exchange rate changes on cash	(1,851)	6,503

Net increase in cash and cash equivalents	(521,566)	(483,032)

Cash and cash equivalents, beginning of period	2,413,295	1,324,118

Cash and cash equivalents, end of period	$1,891,729	$841,086

Supplemental information:
Cash paid during the year for:
Interest	$376,907	$119,016

See accompanying notes to consolidated financial statements.

Table of Contents	3	FORM 10-Q

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Management believes that the Company does have the economic ability to maintain and grow its operations for the foreseeable future. In addition to its General Bank negotiations for a loan extension to December 31, 2003, the Company is negotiating with James Djen, the Company’s President, to convert his $1,000,000 demand loan into equity in order to improve the Company’s working capital position. Mr. Djen converted $200,000 into equity which was effected in May 2003. In addition, the Company has negotiated an increase in its credit facility with a Hong Kong bank from $1,500,000 to $7,000,000. Operationally, management’s plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales. No assurances can be given that the Company will be successful in extending or modifying its line of credit or that the Company will be able to maintain profitable operations.

Note 2. Income Taxes

Table of Contents	4	FORM 10-Q

As of December 31, 2002, a valuation allowance has been provided for that portion of the net deferred tax asset which management cannot determine, with reasonable certainty, that the benefit will be realized.

Note 3. Shareholders’ Equity

On May 12, 2003, the Company converted $200,000 of shareholder loans by James Djen into 1,000,000 shares of the Company’s common stock at $0.20 per share.

On May 19, 2003, the Company issued 200,000 shares of common stock for $25,000.

Note 4. Inventory

	December 31,	June 30,
	2002	2003

Service parts	$782,125	$768,411
Work in progress	161,403	269,502
Finished goods	7,448,344	8,174,391
Reserve for obsolete inventory	(256,082)	(384,123)

	$8,135,790	$8,828,181

Note 5. Goodwill

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

In accordance with SFAS No. 142, prior period amounts are not restated. A reconciliation of reported net loss from continuing operations to net loss from continuing operations adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

	June 30,

	2002	2003

Reported net income (loss)	$(18,063)	$193,808
Add back: Goodwill amortization	-	-

Adjusted net income (loss)	(18,063)	193,808

Basic weighted average number of common stock outstanding	10,869,360	12,098,110

Basic earnings (loss) per share	(0.001)	0.016

Adjusted earnings (loss) per share	(0.001)	0.016

Diluted weighted average number of common stock outstanding	10,869,360	12,098,110

Diluted earnings (loss) per share	(0.001)	0.016

Adjusted diluted earnings (loss) per share	(0.001)	0.016

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

Table of Contents	5	FORM 10-Q

Results of Operations for the Three Months Ended June 30, 2003 as Compared to the Three Months Ended June 30, 2002

Net sales of $23,012,848 for the three months ended June 30, 2003 decreased by $2,520,442, representing approximately a 9.87% decrease, over net sales of $25,533,290 for the same period of 2002. The decrease was due primarily to the decrease of approximately $948,572 in U.S. operations and approximately $1,571,870 in Asia operations.

Asia revenue for the three months ended June 30, 2003 were $18,729,880 compared to $20,301,750 for the three months ended June 30, 2002, a decrease of $1,571,870 or 7.74%. The decrease relates primarily to lower sales volume at CMS Technology Limited (“CMS”).

United States revenues for the three months ended June 30, 2003 were $4,282,968 compared to $5,231,540 for the three months ended June 30, 2002, a decrease of $948,572 or 18.13%. Decreases relate primarily to decreased sales at PTI Enclosures, Inc. (“PTI”).

Revenues for the Company’s distribution businesses were $22,473,477 for the three months ended June 30, 2003 compared to $24,575,198 for the three months ended June 30, 2002, a decrease of $2,101,721 or 8.6%. The decrease relates primarily to decreased sales volume at CMS.

Revenues for the Company’s manufacturing businesses were $539,371 for the three months ended June 30, 2003 compared to $958,092 for the three months ended June 30, 2002, a decrease of $418,721 or 43.7%. The decrease relates primarily to decreased sales at PTI.

Gross profit for the three months ended June 30, 2003 was $1,093,971 decreasing by $30,022 and representing approximately a 2.67% decrease, compared to $1,123,993 for the same period of 2002. The reason for this decrease is due mainly to the decrease in sales of PTI and CMS for the quarter ended June 30, 2003. Gross profit as a percentage of net sales inclined from 4.4% for the three months ended June 30, 2002 to 4.8% for the three months ended June 30, 2003. The increase is principally due to the higher margin generated through the sales of Classic Trading, Inc. (“CTI”).

Asia gross profit as a percentage of sales for the three months ended June 30, 2003 was 4.1% compared to 4.0% for the three months ended June 30, 2002.

United States gross profit as a percentage of sales for the three months ended June 30, 2003 was 7.4% compared to 5.8% for the three months ended June 30, 2002. The increase is primarily attributable to increased gross margins at CTI.

Gross profits for the Company’s distribution businesses as a percentage of sales for the three months ended June 30, 2003 was 4.5% compared to 3.9% for the three months ended June 30, 2002.

Gross profits for the Company’s manufacturing businesses as a percentage of sales for the three months ended June 30, 2003 was 16.3% compared to 16.4% for the three months ended June 30, 2002.

Selling, general and administrative expenses decreased by $360,916 to $1,073,062 in the three months ended June 30, 2003 compared to $1,433,978 for the three months ended June 30, 2002. As a percentage of revenue, these expenses decreased from 4.7% in the three months ended June 30, 2002 to 4.6% in the three months ended June 30, 2003.

Revenues from operations increased from a loss of $309,985 for the three months ended June 30, 2002 to revenue of $20,909 in the three months ended June 30, 2003. The increase primarily reflects the cost savings efforts instituted in 2003. Loss from operations as a percentage of revenue decreased from 1.2% for the three months ended June 30, 2002 to a revenue from operations as a percentage of revenue to 0.1% for the three months ended June 30, 2003.

Net interest expense decreased by $243,679 from $263,699 for the three months ended June 30, 2002 to net interest expense of $20,020 for the three months ended June 30, 2003. The decrease is mainly the result of decreased borrowings from shareholders and commercial bank and lower interest rate during the three months ended June 30, 2003. The decrease also reflected retro-adjustments on interest rate for shareholders’ loans.

Other income decreased by $75,146 from $215,556 for the three months ended June 30, 2002 to $140,410 for the three months ended June 30, 2003. The main source for this decrease is due to lower investment gain in 2003.

Net loss decreased by $440,304 from net loss of $342,893 for the three months ended June 30, 2002 to net gain of $97,411 for the three months ended June 30, 2003. These results reflect a loss of $0.03 per share for the three months ended June 30, 2002 to a gain of $0.008 per share for the three months ended June 30, 2003.

Results of Operations for the Six Months Ended June 30, 2003 as Compared to the Six Months Ended June 30, 2002

Net sales of $42,296,421 for the six months ended June 30, 2003 decreased by $9,469,467, representing approximately a 18.3% decrease, over net sales of $51,765,888 for the same period of 2002. The decrease was due primarily to the decrease of approximately $1,104,848 in U.S. operations and approximately $8,364,619 in Asia operations.

Asia revenue for the six months ended June 30, 2003 were $33,472,327 compared to $41,836,946 for the six months ended June 30, 2002, a decrease of $8,364,619 or 20%. Decreases relate primarily to decreased sales volume at CMS.

Table of Contents	6	FORM 10-Q

United States revenues for the six months ended June30, 2003 were $8,824,094 compared to $9,928,942 for the six months ended June 30, 2002, a decrease of $1,104,848 or 11.1%. Decreases relate to decreased sales at PTI.

Revenues for the Company’s distribution businesses were $41,270,046 for the six months ended June 30, 2003 compared to $49,758,106 for the six months ended June 30, 2002, a decrease of $8,488,060 or 17.1%. Decreases relate primarily to decreased sales volume at CMS.

Revenue for the Company’s manufacturing businesses were $1,026,375 for the six months ended June 30, 2003 compare to $2,007,782 for the six months ended June 30, 2002, a decrease of $981,407 or 48.9%. The decrease relates to decreased sales at PTI.

Gross profit for the six months ended June 30, 2003 was $2,103,605 decreasing by $507,981 and representing approximately a 19.45% decrease, compared to $2,611,586 for the same period of 2002. The reason for this decrease is due mainly to the decrease in sales of PTI for the six months ended June 30, 2003. Gross profits as a percentage of net sales are 5.0% for the six months ended June 30, 2002 and 2003.

Asia gross profit as a percentage of sales for the six months ended June 30, 2003 was 4.3% compared to 4.2% for the six months ended June 30, 2002.

United States gross profit as a percentage of sales for the six months ended June 30, 2003 was 7.6% compared to 8.4% for the six months ended June 30, 2002.

Gross profits for the Company’s distribution businesses as a percentage of sales for the six months ended June 30, 2003 was 4.6% compared to 4.5% for the six months ended June 30, 2002.

Gross profits for the Company’s manufacturing businesses as a percentage of sales for the six months ended June 30, 2003 was 21.8% compared to 17.9% for the six months ended June 30, 2002. The increase is attributable to increased gross margins at PTI.

Selling, general and administrative expenses decreased by $770,108 to $1,914,842 in the six months ended June 30, 2003 compared to $2,684,950 for the six months ended June 30, 2002. As a percentage of revenue, these expenses decreased 28.7% in the six months ended June 30, 2003. The decline is due to the cost saving effort implemented by management for the six months ended June 30, 2003. Cost saving efforts included significant layoffs at PTI as well as cutbacks in operating expenses such as travel expense and purchases of supplies.

Revenues from operations increased from $(73,364) for the six months ended June 30, 2002 to $188,763 in the six months ended June 30, 2003. The increase primarily reflects the increase in profitability at PTI. Revenues from operations as a percentage of revenue increased from (0.14)% for the six months ended June 30, 2002 to a revenue from operations as a percentage of revenue to 0.44% for the six months ended June 30, 2003.

Net interest expense decreased by $413,795 from $457,562 for the six months ended June 30, 2002 to net interest expense of $43,767 for the six months ended June 30, 2003. The decrease is mainly the result of decreased borrowings from shareholders and commercial bank and lower interest rate during the six months ended June 30, 2003. The decrease also reflected retro-adjustments on interest rate for shareholders’ loans.

Other income decreased by $625,215 from $643,043 for the six months ended June 30, 2002 to $149,103 for the six months ended June 30, 2003. The main source for this decrease is due to lower investment gain in 2003.

Net income increased by $211,871 from net loss of $18,063 for the six months ended June 30, 2002 to net income of $193,808 for the six months ended June 30, 2003. These results reflect a loss of $0.001 per share for the six months ended June 30, 2002 to an income of $0.016 per share for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company’s capital requirements have been and will continue to be significant and its cash and cash equivalents have been sufficient. At June 30, 2003, the Company had working capital approximately $5,392,498 and cash of $841,086 compared to a working capital of approximately $4,311,000 and cash of $1,324,000 at December 31, 2002.

Net cash provided by operating activities for the six months ended June 30, 2003 was $516,638 as compared to $3,834,802 used in operating activities for the six months ended June 30, 2002. The difference is mainly due to decrease in inventory, trade receivables and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2003 was $232,910 mainly from transfering shareholder’s loan to Company stock, as compared to $549,692 net cash used in investing activities for the six months ended June 30, 2002 for the investment in China.

Net cash used in financing activities for the six months ended June 30, 2003 was $773,263 as compared to $2,765,395 in the six months ended June 30, 2002. The significant changes are attributable to repayment on line of credit and shareholder loans.

Table of Contents	7	FORM 10-Q

Management believes that the Company does have the economic where-withal to maintain its operations for the foreseeable future. In July, 2002 the Company entered into a loan modification and extension agreement with a commercial bank for its outstanding balance of $4 million at December 31, 2001, which was reduced by $100,000 payment made in 2002. Pursuant to the terms of the new agreement, monthly interest only payments are to be made through maturity, $50,000 is due by September 15, 2002 and no less than $1,000,000 is due on November 30, 2002. The Company owns 90% of all issued and outstanding shares in CMS and pledged 65% of all issued and outstanding shares in CMS against this outstanding balance and the maturity date of the note has been extended until November 30, 2002. However, if the Company makes all of the foregoing payments on a timely basis and has not otherwise defaulted on the loan, the maturity date for the remaining unpaid principal balance will be extended until June 30, 2003. In addition, management is negotiating with the Company’s major shareholders to convert a portion of the Company’s indebtedness to them into equity in order to improve the Company’s working capital position. Operationally, management’s plans include continuing actions to cut or curb non-essential expenses and focusing on improving the sales of Autec. No assurance can be given that the Company will be successful in extending or modifying its line of credit beyond June 30, 2003 or that the Company will be able to return to profitable operations. Looking for alternatives, the Company is currently seeking a global financing agreement with a major international bank to replace existing credit lines in U.S. and Hong Kong. No assurance can be given that the alternative funding source will be available.

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

Newly Issued Accounting Standards

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. Management of the Company expects that the adoption of SFAS No. 143 will be adopted on their effective dates and that the adoption will not result in any material effects on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification.

In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

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
2.	The Company has made no significant changes in internal controls other than updating its quarterly monitoring review.

Table of Contents	8	FORM 10-Q

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

Table of Contents	9	FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no matters submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

None.

Table of Contents	10	FORM 10-Q

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description

EX-31.A	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.B	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridge Technology, Inc.
(Registrant)

Date: December 18, 2003	/s/ John T. Gauthier

John T. Gauthier
Chief Financial Officer

Date: December 18, 2003	/s/ James Djen

James Djen
Chief Executive Officer

Table of Contents	11	FORM 10-Q