Form 10-Q/A
period 2003-03-31
BRIDGE TECHNOLOGY INC
filed 2004-01-16
CIK 1048273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2003 was 10,898,110.

Table of Contents	FORM 10-Q/A

Bridge Technology, Inc. and Subsidiaries

FORM 10-Q/A

Table of Contents	FORM 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Bridge Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$2,855,073	$1,324,118
Accounts receivable, less allowance for doubtful accounts of $332,000 and $295,000 respectively	7,498,259	9,175,912
Other receivables	448,066	399,948
Inventory, net	7,472,655	8,135,790
Assets of subsidiaries held for sale	3,170,060	3,170,060

Total current assets	21,444,113	22,205,828

Property and equipment, net	370,885	384,699
Goodwill, net	1,949,417	1,949,417
Other assets	126,768	126,768

Total assets	$23,891,183	$24,666,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$-	$131,209
Notes payable	2,850,066	3,708,072
Accounts payable	6,920,627	6,648,157
Income taxes payable	63,735	62,839
Accrued liabilities	1,415,845	1,591,797
Shareholder loan	2,050,000	2,050,000
Current portion of loans due to related party	79,950	79,950
Liabilities of subsidiaries held for sale	3,623,117	3,623,117

Total current liabilities	17,003,340	17,895,141

Related party loan, less current portion	879,435	884,054

Total liabilities	17,882,775	18,779,195

Minority interest	938,322	920,331
Commitments and Contingencies
Shareholders’ equity
Common stock; par value $0.01 per share, authorized 100,000,000 shares, 10,898,110 shares issued and outstanding	108,981	108,981
Additional paid-in capital	10,097,579	10,097,579
Related party receivable	(340,000)	(340,000)
Treasury stock, 66,000 shares at cost	(2,000)	(2,000)
Accumulated deficit	(4,772,080)	(4,868,477)
Accumulated other comprehensive loss	(22,394)	(28,897)

Total shareholders’ equity	5,070,086	4,967,186

Total liabilities and shareholders’ equity	$23,891,183	$24,666,712

See accompanying notes to condensed consolidated financial statements.

Table of Contents	1	FORM 10-Q/A

Bridge Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and

Other Comprehensive Income (Loss)

	Three Months Ended

	March 31,	March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Net sales	$19,283,573	$26,232,598

Cost of sales	18,273,939	24,745,005

Gross profit from continuing operations	1,009,634	1,487,593

Selling, general and administrative expense	841,780	1,250,972

Income from continuing operations	167,854	236,621

Other income (expense):
Interest expense	(23,747)	(193,863)
Other income	8,693	54,857
Gain on sale of investment	-	320,871

Income from continuing operations before income taxes provision and minority interests	152,800	418,486

Income tax provision	38,412	61,204

Income from continuing operations before minority interest	114,388	357,282

Minority interest in net income of subsidiaries	(17,991)	(32,952)

Net income from continuing operations	96,397	324,330

Net loss from discontinued operations	-	(543,211)

Net income (loss)	$96,397	$(218,881)

Other comprehensive income (loss) and its components consist of the following:
Net income (loss)	$96,397	$(218,881)
Foreign currency translation adjustment, net of tax	6,503	(233)

Other comprehensive income (loss)	$102,900	$(219,114)

Basic earnings (loss) per common shares:
Net income from continuing operations	$0.01	$0.03
Net loss from discontinued operations	-	(0.05)

Net income (loss)	$0.01	$(0.02)

Basic weighted average number of common shares outstanding	10,898,110	10,863,186

Diluted earnings per common shares:
Net income from continuing operations	$0.01	$-
Net loss from discontinued operations	-	-

Net income	$0.01	$-

Diluted weighted average number of common shares outstanding	12,510,110	-

See accompanying notes to condensed consolidated financial statements.

Table of Contents	2	FORM 10-Q/A

Bridge Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended

	March 31,	March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities from continuing operations
Net income from continuing operations	$96,397	$324,330
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	14,332	144,725
Provision for doubtful accounts	38,412	5,677
Loss on sale of investment	-	(320,856)
Tax provision	896	-
Minority interest	17,991	32,952
Changes in operating assets and liabilities:
Trade receivables	1,639,241	3,277,246
Inventory	663,135	(9,305,107)
Other receivables	(48,118)	23,748
Other assets	-	108,271
Accounts payable	272,470	1,570,100
Accrued liabilities	(175,952)	1,014,128

Net cash provided by (used in) operating activities	2,518,804	(3,124,786)

Cash flows from investing activities
Purchase of property and equipment	(518)	(8,883)
Due from related party	-	9,356
Proceeds from sale of investment	-	325,424

Net cash provided by investing activities	(518)	325,897

Cash flows from financing activities
Bank overdraft	(131,209)	13,108
Repayments on loans payable	-	(11,550)
Proceeds from shareholder loans	-	2,818,215
Repayments on shareholder loans	-	(30,000)
Repayments on notes payable	(858,006)	(100,000)
Repayments on related party loans	(4,619)	(10,128)

Net cash (used in) provided by financing activities	(993,834)	2,679,645

Effect of exchange rate changes on cash	6,503	(233)

Net cash provided by (used in) continuing operations	1,530,955	(119,477)

Net cash used in discontinued operations	-	(543,211)

Net decrease in cash and cash equivalents	1,530,955	(662,688)

Cash and cash equivalents, beginning of period	1,324,118	2,413,295

Cash and cash equivalents, end of period	$2,855,073	$1,750,607

Supplemental information:
Cash paid during the quarter for:
Interest	$75,644	$39,391
Income taxes	-	2,586

See the accompanying notes to condensed consolidated financial statements for additional disclosure of non-cash investing and financing activities.

See accompanying notes to condensed consolidated financial statements.

Table of Contents	3	FORM 10-Q/A

Bridge Technology, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business

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

As of March 31, 2003, the Company has the following subsidiaries:

	Ownership

Bridge R&D, Inc.	100%	Established on June 1, 1997
Newcorp Technology Limited (Japan)	100%	Merged on November 1, 1997
	15%	85% disposed in 2001
PTI Enclosures, Inc.	100%	Merged on December 14, 1998
Newcorp Technologies, Inc. (USA)	100%	Established on March 23, 1999, inactive
Pacific Bridge Net	80%	Established on August 16, 1999 and ceased operation in 2000.
CMS Technology Ltd. (“CMS”)	90%	Acquired on January 3, 2000 (60%)
		Acquired on May 15, 2000 (30%)
Autec Power Systems, Inc.	100%	Merged on December 1, 1999 - discontinued operation
Bridge Technology Co., Ltd., Ningbo, China	100%	Established on May 28, 2001 - discontinued operation

Note 2. Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2003, the Company reported a net income of $96,397 and had cash of $2,418,804 provided from its continuing operations. Management has undertaken certain actions in an attempt to improve the Company’s liquidity and profitability.

 The Company continued to encounter a difficult trading environment in the United States while its overseas markets prosper. As of March 31, 2003, The Company had accumulated deficit in the amount of approximately $4,772,000.

The Company has a revolving line of credit, as amended, from a commercial bank at the prime rate (4.25% at March 31, 2003.) The outstanding balance at March 31, 2003 of $2,850,000 was to mature on June 30, 2003. The note is collateralized by substantially all the assets located in the United States, including approximately $1,602,000 of accounts receivable and $1,204,000 of inventory. In addition, the Company has granted the bank a security interest in 65% of all issued and outstanding common stock of CMS Technology Ltd., Hong Kong which the Company holds and has caused the subordination of loans by principals of the Company totaling $2,050,000. The Company had not repaid the bank for amounts due under the line of credit and therefore was in default. On October 20, 2003 the Company entered into a forbearance and release agreements with the bank. Pursuant to the terms of the forbearance agreement the bank and the Company agreed to a $100,000 curtailment of principal, which was made on October 20, 2003, and to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note until December 31, 2003. Additionally, the Company upon reporting its earnings for the nine month period ending September 30, 2003, expects to enter into a new credit facility with an international bank, the proceeds of which would pay off in full the existing obligations with its current bank. While several banks have given the Company indications of interest, provided that the Company reports earnings for the first nine months of 2003, no assurances can be given that the Company will successfully complete the refinancing plans or that any such refinancing will be in terms favorable to the Company. As of the date of this filing, the Company has yet to enter into an agreement with a new bank nor has any bank made a commitment to do so. The Company is requesting additional time to take out its current bank, and there is no assurance that its current bank will agree to any further time extension.

On August 4, 2003, the Company received a delisting notice from the NASDAQ Small Cap Market System because it had not filed its Form 10-K for the year ended December 31, 2002. The Company filed its 2002 Form 10-K on November 25, 2003. The Company has filed for an application for review with the Securities and Exchange Commission (“SEC”) as provided by Rule 420 of the SEC Rules of Practice to appeal the NASDAQ Listing and Hearing Review Council decision to delist the Company without giving the Company the benefit of an additional hearing. Management believes that the Company has the economic ability to maintain and grow its operations for the foreseeable future. In addition to its General Bank negotiations for a loan extension. The Company is in loan discussions with other banks. The Company is negotiating with James Djen, the Company’s President, to convert his $1,000,000 demand loan (included in Shareholder Loan in the accompanying condensed consolidated balance sheets) into equity in order to improve the Company’s working capital position. Mr. Djen, as of December 31, 2002, has agreed to convert $200,000 into equity which was effected in May 2003. In addition, the Company has negotiated an increase in its credit facility with a Hong Kong bank from $1,500,000 to $7,000,000. Operationally, management’s plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales and earnings. No assurances can be given that the Company will be successful in replacing its U.S. bank credit facility with a new bank or that the Company will be able to maintain profitable operations.

Table of Contents	4	FORM 10-Q/A

Note 3. Reclassification

Certain amounts in the condensed consolidated financial statements for March 31, 2002 have been reclassified to conform to the March 31, 2003 presentation. Such reclassification had no effect on shareholders’ equity as previously reported.

Note 4. Earnings Per Share (“EPS”) Computation

Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” requires presentation of basic and diluted earnings per share. Basic earning/loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Income (loss) from continuing operations	$96,397	$324,330
Loss from discontinued operations, net	-	(543,211)

Net income (loss)	$96,397	$(218,881)

Denominator:
Basic weighted average outstanding shares of common stock	10,898,110	10,863,186

Diluted weighted average outstanding shares of common stock	12,510,110	-

Basic earnings (loss) per common share:
Net income (loss) from continuing operations	$0.01	$0.03
Net loss from discontinued operations	-	(0.05)

Net income (loss)	$0.01	$(0.02)

Diluted earnings per common share:
Net income from continuing operations	$0.01	$-
Net income from discontinued operations	-	-

Net income	$0.01	$-

For the three months ended March 31, 2002, Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and stock warrants. The Company reported a net loss for the three months ended March 31, 2002. As a result, 1,612,000 shares of common stock issuable upon exercise of stock options and warrants have been excluded from the calculation of diluted loss per share for the respective period.

Note 5. Stock-Based Employee Compensation

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation -Transition and Disclosure - an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to or greater than fair market value. The Company is complying with the disclosure requirements of SFAS No. 148.

No stock options nor warrants were granted nor vested during the quarter ended March 31, 2003.

Had the Company determined employee compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net income (loss) would have been as indicated below:

Table of Contents	5	FORM 10-Q/A

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) as reported	$96,397	$(218,881)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	-	-

Pro forma income (loss)	$96,397	$(218,881)

Basic earnings (loss) per common share:
As reported	$0.01	$(0.02)
Pro forma	$0.01	$(0.02)

Diluted earnings per common share:
As reported	$0.01	$-
Pro forma	$0.01	$-

The calculation above was only based on net income because the employee compensation expense determined under Black-Scholes option pricing model was zero.

Note 6. Inventory

Inventory consisted of the following as of:

	March 31,	December 31,
	2003	2002

Service parts	$781,544	$782,125
Work in progress	300,252	161,403
Finished goods	6,684,859	7,448,262
Reserve for obsolete inventory	(294,000)	(256,000)

	$7,472,655	$8,135,790

Note 7. Goodwill

SFAS No. 142 “Goodwill and Other Intangible Assets.” requires that goodwill and indefinite life intangible assets not to be amortized but shall be reviewed at least annually, for impairment. The Company discontinued the amortization of its goodwill effective January 1, 2002. The initial testing of goodwill for possible impairment was completed in August 2002, and no impairment was indicated. Management is in the process of conducting its annual testing of goodwill for possible impairment.

In accordance with SFAS No. 142, prior period amounts are not restated. A reconciliation of reported net income from continuing operations to net income from continuing operations adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

	March 31,

	2003	2002

Reported net income from continuing operations	$96,397	$324,330
Add back: Goodwill amortization	-	-

Adjusted net income from continuing operations	$96,397	$324,330

Basic weighted average number of common shares outstanding	10,898,110	10,863,186

Basic earnings per common share	$0.01	$0.03
Adjusted basic earnings per common share	0.01	0.03

Diluted weighted average number of common shares outstanding	12,510,110	-

Diluted earnings per common share	$0.01	$-
Adjusted diluted earnings per common share	0.01	-

Table of Contents	6	FORM 10-Q/A

The Company engaged an independent appraisal firm to conduct a valuation on the impairment of goodwill in August 2002. Based on the results of a valuation report provided by the valuation service firm, no impairment was recognized as of March 31, 2003.

Note 8. Notes Payable

Note Payable to U.S. Bank

The Company has a revolving line of credit, as amended, from a commercial bank at the prime rate (4.25% at March 31, 2003.) The outstanding balance at March 31, 2003 of $2,850,000 was to mature on June 30, 2003. The note is collateralized by substantially all the assets located in the United States, including approximately $1,602,000 of accounts receivable and $1,204,000 of inventory. In addition, the Company has granted the bank a security interest in 65% of all issued and outstanding common stock of CMS Technology Ltd., Hong Kong which the Company holds and has caused the subordination of loans by principals of the Company totaling $2,150,000. The Company had not repaid the bank for amounts due under the line of credit on June 30, 2003 and therefore was in default. On October 20, 2003 the Company entered into a forbearance and release agreement with the bank. Pursuant to the terms of the forbearance and release agreement the bank and the Company agreed to a $100,000 curtailment of principal, which was made on October 20, 2003, and to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note and to pay the obligations of the Company to the bank under the note until December 31, 2003. The Company is requesting additional time to take out its current bank, and there is no assurance that its current bank will agree to any further time extension.

Note Payable to IBM and Standard Chartered Bank

During the three months ended March 31, 2003, the Company paid off the entire balance of $858,000 on the revolving loan facility due to Standard Chartered Bank. Disclosure of $1,500,000, the loan was secured by accounts receivable from a principal customer.

Note 9. Foreign Currency Translation

Assets and liabilities of the Company’s Chinese operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings or loss but are included in other comprehensive income and accumulated in a separate component of stockholders’ equity. Accumulated comprehensive income approximated $22,000 at March 31, 2003. Foreign currency translation adjustment amounted to a loss in the amount of $6,503 and $1,177 for the three months ended March 31, 2003.

Note 10. Commitments and Contingencies

Capital Commitments

The Company committed to the Chinese government to contribute total registered capital of $10,000,000 to the Ningbo facility by May 2004. Management believes that the commitment was changed by mutual consent to $4,000,000 with final payment having been made in the first quarter of 2003. The Company has not received written acknowledgement of the revised commitment from the Chinese government. As a result, there could be no assurance that the Chinese government will recognize the mutual consent to reduce the commitment from $10,000,000 to $4,000,000.

In February 2001, the Company issued a press release to unilaterally sever its relationship with Worldwide Wireless Networks, Inc. (“WWN”). Afterwards the Company entered into a verbal settlement with WWN to cancel all agreements, including the exchange of shares of common stock between the companies. This settlement agreement was reduced to writing by WWN and signed by the Company’s President. WWN has not signed and has not complied with the settlement agreement as of the date of this filing.

Litigation

The Company is a party to legal actions that have arisen in the normal course of business. These actions include the following:

On October 1, 2001, a complaint was filed by the Trustee in the U.S. Bankruptcy Court against John Harwer, former President of the Company and the Company for alleged transfer of assets, technology, trade secrets, confidential information and business opportunities from Allied Web, a corporation owned by John Harwer which he had placed into liquidation under the Federal Bankruptcy laws on April 6, 2000.  The case has entered the trial phase with the initial hearing centering on $1,800,000 in claims between the parties which do not involve the Company. The trial judge has ordered the case back to mediation in connection with these claims on November 17, 2003. Management at March 31, 2003 was unable to assess the possibility of incurring future liability for this matter and therefore did not record any accrued liability. Management continues to take the position that no liability will accrue to the Company and no contingency has been provided.  The Company has incurred in excess of $300,000 to date in legal fees to defend itself. The Company has submitted its legal fees in excess of a $150,000 retention to its Directors and Officers insurance carrier, who to date has not accepted responsibility. The Company plans to take appropriate legal action against its Directors and Officers insurance carrier if its legal costs are not reimbursed. There is no assurance that any claim for legal fees reimbursement will be successful.

Table of Contents	7	FORM 10-Q/A

On December 12, 2001, a former shareholder of Autec Power Systems filed a complaint in Ventura County Superior Court against the principal shareholder and former chairmen of the Company, Winston Gu, Autec and the Company alleging that the complainant did not receive his pro-rata shares of the Company common stock in the exchange for 100% of the shares of Autec. The complaint was adjudicated in November 2003 by a mandatory court directed arbitration. In the arbitrator’s decision, issued in December 2003, all claims against the Company were dismissed.

On May 19, 2003, a complaint was filed in Superior Court in Santa Ana, California, against the Company, its CFO and its former President, John Harwer, in connection with Mr. Harwer’s private sale of the Company’s common stock to a third party investor. The complaint also contends that the same investors purchased shares of a private corporation, Esyon Corporation, from either John Harwer or Esyon corporation, and are attempting to involve Bridge Technology, Inc. in this second private transaction. The case has been submitted to the Company’s D & O carrier, but no coverage decision has yet been rendered. The Company believes it has meritorious defenses to the claims alleged in this action that would limit, if not bar, any recovery. However, until discovery has been completed, including depositions and exchange of documents, the actual merits of the action cannot be determined. The trial date for this case has been set as April 19, 2004.

Concentrations

CMS signed an OEM distribution agreement with International Business Machines Corporation (“IBM”) on June 24, 1998 to distribute IBM hard disks and other products in Hong Kong, China, Vietnam and the Philippines. Such an agreement was extended through February 24, 2002. In mid 2002, IBM reached an agreement with Hitachi Global Storage Technologies Singapore, Pte Ltd. (“HITACHI”) to combine their hard drives operations. It was confirmed by HITACHI that the Company’s status of authorized distributor would be extended to February 24, 2004. The Company expects HITACHI to renew its verbal extension with a written agreement. This has led the Company to become heavily reliant on one supplier for its products. It accounted for approximately 98% of total purchases of CMS during the three months ended March 31, 2003 and the year ended December 31, 2002.

Other Contingencies

Nasdaq, in delisting the Company’s stock from trading on the NASDAQ Small Cap Market System delegated the Company on to the “Pink Sheets” where there is little or no trading and bypassing the NASDAQ OTC Bulletin Board. Trading on the OTC Bulletin Board is expected to commence after the Company files its Form 10-Qs for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

Note 11. Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the frame work established in SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues regarding impairment of long-lived assets held for use.

The Company’s Board of Directors having the authority to approve, mandate and commit to a plan to sell any of its subsidiaries agreed in principle in December 2002 to distribute its subsidiary, Autec Power System, Inc. (“Autec”), including Autec’s wholly owned subsidiary Bridge Technology Co., Ltd., Ningbo, to a shareholder, in exchange for shares of the Company and other consideration. Although the transaction was not closed as of December 31, 2002, the directors relinquished control of the subsidiaries and ceased to have any continuing involvement as of December 31, 2002. The subsidiaries were set up for an impending sale, which is expected to complete as of December 31, 2002. Therefore, under SFAS No.144, the subsidiaries met the criteria for being classified as held for sale and reported as discontinued operations.

Implementation of SFAS 144 impacted income statement classification only and had no effect on results of operations.

Note 12. Segment Information

The following tables set forth the Company’s financial performance by reportable operating segments.

Industry segments:

The Company has changed its operations to essentially a marketing and distribution company all within one segment, computer components.

Table of Contents	8	FORM 10-Q/A

Geographic segments:

Geographic segments from continuing operations:

	United States	Asia	Total

Total assets as December 31, 2002	$10,071,899	$14,594,813	$24,666,712

Total assets as March 31, 2003	$9,440,071	$14,451,112	$23,891,183

Three months ended March 31, 2002:
Total revenues	$4,697,402	$21,535,196	$26,232,598
Profit & loss	$27,767	$296,563	$324,330

Three months ended March 31, 2003:
Total revenues	$4,541,126	$14,742,447	$19,283,573
Profit & loss	$(65,524)	$161,921	$96,397

Note 13. Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements did not materially affect the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other types of VIEs: periods ending after March 15, 2004. The Company is evaluating the effects of FIN No. 46 on its consolidated financial statements.

Recent accounting pronouncements discussed in the notes to the December 31, 2002 and 2001 audited financial statements, filed previously with the SEC on Form 10-K, that were required to be adopted during the year ending December 31, 2003 did not have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 14. Subsequent Events

On May 12, 2003, James Djen, the Company’s President converted $200,000 of his personal loans to the Company, into 1,000,000 shares of the Company’s common stock at $0.20 per share. (Estimated by the Company to be at fair market value.)

On May 19, 2003, the Company issued 200,000 shares of common stock to an investment company, $25,000 proceeds was received.

On July 3, 2003, the Company issued 50,000 shares of common stock for legal services, valued at $25,000. (Estimated by the Company to be at fair market value.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Form 10-Q is intended to update the information in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the SEC, and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “34 Act”). Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “expects”, “anticipates”, “plans”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

Table of Contents	9	FORM 10-Q/A

The following discussion should be read in conjunction with the accompanying unaudited condensed Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to use estimations and assumptions and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We based our estimations on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies are as follows:

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

Results of Continuing Operations for the Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

Comparability is impacted due to the presentation of two wholly-owned subsidiaries for the three months ended March , 2003, as discontinued operations. For more information on discontinued operations, see Note 11 to the condensed consolidated financial statements.

Net sales of $19,283,573 for the three months ended March 31, 2003 decreased by $6,949,025, representing approximately a 26.5% decrease, over net sales of $26,232,598 for the same period of 2002. The decrease was due primarily to the decrease in PTI Enclosures, Inc. (“PTI”) sales for the quarter ended March 31, 2003. PTI sales decreased by approximately $562,686 due to a weak overall economy and soft customer demand in the United States. The decrease in PTI sales was partially offset by increases in sales relating to the Company’s distribution business in United States.

Asia revenues for the three months ended March 31, 2003 was $14,742,447 compared to $21,535,196 for the three months ended March 31, 2002, an decrease of $6,792,749 or 31.5%. Decreases relate primarily to decreased sales volume at CMS Technology Limited (“CMS”) as a result of a decrease in available working capital of $1,000,000 in November 2002 which was paid to the Company as a dividend from CMS.

United States revenues for the three months ended March 31, 2003 were $4,541,126 compared to $4,697,402 for the three months ended March 31, 2002, a decrease of $156,276 or 3.3%. Decreases relate primarily to decreased sales at PTI.

Gross profit for the three months ended March 31, 2003 was $1,009,634, decreasing by $477,959 and representing approximately a 32% decrease, compared to $1,487,593 for the same period of 2002. The reason for this decrease is due mainly to the decrease in sales of PTI for the quarter ended March 31, 2003. Gross profit as a percentage of net sales declined from 5.7% for the three months ended March 31, 2002 to 5.2% for the three months ended March 31, 2003. The decrease is due principally due to the lower margin generated through the sales of PTI.

Asia gross profit as a percentage of sales for the three months ended March 31, 2003 was 4.5% compared to 4.4% for the three months ended March 31, 2002.

United States gross profit as a percentage of sales for the three months ended March 31, 2003 was 7.7% compared to 11.3% for the three months ended March 31, 2002. The decrease is primarily attributable to decreased gross margins at Bridge R&D, Inc.

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

Operating income/loss from continuing operations decreased from $236,621 for the three months ended March 31, 2002 to an income from continuing operations of $167,854 in the three months ended March 31, 2003. The decrease primarily reflects the decline in sales at PTI and CMS. Income from continuing operations as a percentage of revenue is 0.9% for the three months ended March 31, 2002 and 2003.

Table of Contents	10	FORM 10-Q/A

Interest expense decreased by $170,116 from $193,863 for the three months ended March 31, 2002 to $23,747 for the three months ended March 31, 2003. The decrease is mainly the result of decreased borrowings from commercial bank, lower prime rate and retro-adjustments on shareholders loans’ interest rate during the three months ended March 31, 2003.

Net income from continuing operations decreased by $227,933 from $324,330 for the three months ended March 31, 2002 to $96,397 for the three months ended March 31, 2003. This result reflects a net income from continuing operations of $0.03 per share for the three months ended March 31, 2002 as compared to a net income from continuing operations of $0.01 per share for the three months ended March 31, 2003.

Capital Resources and Liquidity

The Company’s capital requirements continue to be significant, however its cash and cash equivalents have been sufficient to finance from continuing operations. At March 31, 2003, the Company had working capital of approximately $4,341,000 and cash of $2,855,000 compared to a working capital of approximately $4,441,000 and cash of $1,324,000 at December 31, 2002.

Net cash provided by continuing operating activities for the three months ended March 31, 2003 was $2,518,804 as compared to $3,124,786 net cash used in continuing operating activities for the three months ended March 31, 2002. The difference is mainly due to decrease in accounts receivable in inventory.

Net cash used in investing activities for the three months ended March 31, 2003 was $518 mainly from the proceeds from shareholder loan, as compared to $325,897 net cash provided by investing activities for the three months ended March 31, 2002 for the investment in China and other affiliates.

Net cash used in financing activities for the three months ended March 31, 2003 was $993,834 as compared to net cash provided by financing activities of $2,679,645 for the three months ended March 31, 2002. The significant change is attributable to repayment on line of credit and notes payable.

Cash increased approximately $1,500,000 as of March 31, 2003 compared with December 31, 2002 concurrently with a similar decrease in accounts receivable at March 31, 2003. Notes payable decreased $650,000 as of March 31, 2003 compared to December 31, 2002 as a result of loan curtailments in our Asia operations.

As of March 31, 2003, The Company had an accumulated deficit of approximately $4,772,000.

The Company has a revolving line of credit, as amended, from a commercial bank at the prime rate (4.25% at March 31, 2003.) The outstanding balance at March 31, 2003 of $2,850,000 was to mature on June 30, 2003. The note is collateralized by substantially all the assets located in the United States, including approximately $2,600,000 of accounts receivable and $850,000 of inventory. In addition, the Company has granted the bank a security interest in 65% of all issued and outstanding common stock of CMS Technology Ltd., Hong Kong and has caused the subordination of loans by principals of the Company totaling $2,050,000. The Company had not repaid the bank for amounts due under the line of credit and therefore was in default. On October 20, 2003 the Company entered into a forbearance and release agreements with the bank. Pursuant to the terms of the forbearance agreement the bank and the Company agreed to a $100,000 curtailment of principal, which was made on October 20, 2003, and to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note until December 31, 2003. Additionally, the Company upon reporting its earnings for the nine month period ending September 30, 2003, expects to enter into a new credit facility with an international bank, the proceeds of which would pay off in full the existing obligations with its current bank. While several banks have given the Company indications of interest, provided that the Company reports earnings for the first nine months of 2003, no assurances can be given that the Company will successfully complete the refinancing plans or that any such refinancing will be in terms favorable to the Company. As of the date of this filing, the Company has yet to enter into an agreement with a new bank nor has any bank made a commitment to do so. The Company is requesting additional time to take out its current bank and there is no assurance that its current bank will agree to any further time extension.

On August 4, 2003, the Company received a delisting notice from the NASDAQ Small Cap Market System because it had not filed its Form 10-K for the year ended December 31, 2002. The Company filed its 2002 Form 10-K on November 25, 2003. The Company has filed for an application for review with the Securities and Exchange Commission (“SEC”) as provided by Rule 420 of the SEC Rules of Practice to appeal the NASDAQ Listing and Hearing Review Council decision to delist the Company without giving the Company the benefit of an additional hearing. Management believes that the Company has the economic ability to maintain and grow its operations for the foreseeable future. In addition to its General Bank negotiations for a loan extension to December 31, 2003, the Company is negotiating with James Djen, the Company’s President, to convert his $1,000,000 demand loan (included in Shareholder Loan in the accompanying condensed consolidated balance sheets) into equity in order to improve the Company’s working capital position. Mr. Djen, as of December 31, 2002, has agreed to convert $200,000 into equity which was effected in May 2003. In addition, the Company has negotiated an increase in its credit facility with a Hong Kong bank from $1,500,000 to $7,000,000. Operationally, management’s plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales and earnings. No assurances can be given that the Company will be successful in replacing its U.S. bank credit facility with a new bank or that the Company will be able to maintain profitable operations.

Effects of Inflation

The Company believes that inflation has not had a material effect on its net sales / on results of operations.

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

Table of Contents	11	FORM 10-Q/A

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

At March 31, 2003, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34 Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended March 31, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Table of Contents	12	FORM 10-Q/A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to legal actions that have arisen in the normal course of business. These actions include the following:

On October 1, 2001, a complaint was filed by the Trustee in the U.S. Bankruptcy Court against John Harwer, former President of the Company and the Company for alleged transfer of assets, technology, trade secrets, confidential information and business opportunities from Allied Web, a corporation owned by John Harwer which he had placed into liquidation under the Federal Bankruptcy laws on April 6, 2000.  The case has entered the trial phase with the initial hearing centering on $1,800,000 in claims between the parties which did not involve Bridge Technology, Inc. The trial judge has ordered the case back to mediation in connection with these claims on November 17, 2003. Settlement negotiations are expected to continue up to the February 2004 trial date. Management at December 31, 2002 and September 22, 2003 was unable to assess the possibility of incurring future liability for this matter and therefore did not record any accrued liability. Management continues to take the position that no liability will accrue to the Company and no contingency has been provided.  The company has incurred in excess of $300,000 to date in legal fees to defend itself.  The Company plans to sue the Directors and Officers insurance carrier for reimbursement. There is no assurance that any claim for legal fees reimbursement will be successful.

On May 19, 2003, a complaint was filed in Superior Court in Santa Ana, California, against the Company, its CFO and its former President, John Harwer, in connection with Mr. Harwer’s private sale of the Company’s common stock to a third party investor. The complaint also contends that the same investors purchased shares of a private corporation, Esyon Corporation, from either John Harwer or Esyon corporation, and are attempting to involve Bridge Technology, Inc. in this second private transaction. The case has been submitted to the Company’s D & O carrier, but no coverage decision has yet been rendered. The Company believes it has meritorious defenses to the claims alleged in this action that would limit, if not bar, any recovery. However, until discovery has been completed, including depositions and exchange of documents, the actual merits of the action cannot be determined. The trial date for this case has been set as April 19, 2004.

On April 24, 2002, Mason Tarkeshian filed a complaint against the Company for approximately $2,000,000 in fees and damages on an acquisition that never closed. The Company settled this matter in 2002 by issuance of a common stock purchase warrant for 30,000 shares of the Company common stock at a strike price of $0.55 per share.

On December 12, 2001, a former shareholder of Autec Power Systems filed a complaint in Ventura County Superior Court against the principal shareholder and former chairmen of the Company, Winston Gu, Autec and the Company alleging that the complainant did not receive his pro-rata shares of the Company common stock in the exchange for 100% of the shares of Autec. The complaint was adjudicated in November 2003 by a mandatory court directed arbitration. In the arbitrator’s decision, issued in December 2003, all claims against the Company were dismissed.

The Company is engaged in various ongoing legal proceedings incidental to its normal business activities. The Company is unable, however, to predict the outcome of these matters, or reasonably estimate a range if possible losses given the current status of litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company had agreed to pay off its current bank loan of approximately $2,850,000 on December 31, 2003 by a take out arrangement with a new bank. The Company is requesting additional time to take out its current bank, and there is no assurance that its current bank will agree to any time extension to accomplish this agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There are no matters submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION.

None.

Table of Contents	13	FORM 10-Q/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

Exhibit No.	Exhibit Description

EX-31.1	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
EX-31.2	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
EX-32.1	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
EX-32.2	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) 8-K reports filed during the quarter ended March 31, 2003:

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridge Technology, Inc.
(Registrant)

Date: January 16, 2004	/s/ John T. Gauthier

John T. Gauthier
Chief Financial Officer

Date: January 16, 2004	/s/ James Djen

James Djen
President & Chief Executive Officer

Table of Contents	14	FORM 10-Q/A