Form 10-Q
period 2003-09-30
BRIDGE TECHNOLOGY INC
filed 2004-01-16
CIK 1048273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of September 30, 2003 was 12,148,110.

Table of Contents	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

FORM 10-Q

Table of Contents	FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bridge Technology, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$987,180	$1,324,118
Accounts receivable less allowance for doubtful accounts of $604,000 and $293,000, respectively	7,599,985	9,175,912
Other receivables	254,972	399,948
Inventory, net	6,605,959	8,135,790
Assets of subsidiaries held for sale	3,170,060	3,170,060

Total current assets	18,618,156	22,205,828

Property and equipment, net	332,177	384,699
Goodwill, net	1,949,417	1,949,417
Other assets	112,820	126,768

Total assets	$21,012,570	$24,666,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$-	$131,209
Notes payable	3,850,066	3,708,072
Accounts payable	3,015,388	6,648,157
Income taxes payable	61,941	62,839
Accrued liabilities	1,474,049	1,591,797
Shareholder loan	1,627,450	2,050,000
Current portion of related party loans	79,950	79,950
Liabilities of subsidiaries held for sale	3,623,117	3,623,117

Total current liabilities	13,731,961	17,895,141

Related party loan, less current portion	868,253	884,054

Total liabilities	14,600,214	18,779,195

Minority interest	977,589	920,331
Shareholders’ equity
Common stock; par value $0.01 per share, authorized 100,000,000 shares, 12,148,110 and 10,898,110 shares issued and outstanding, respectively	121,481	108,981
Additional paid-in capital	10,335,080	10,097,579
Related party receivable	(340,000)	(340,000)
Treasury stock, 66,000 shares at cost	(2,000)	(2,000)
Accumulated deficit	(4,657,039)	(4,868,477)
Accumulated other comprehensive loss	(22,755)	(28,897)

Total shareholders’ equity	5,434,767	4,967,186

Total liabilities and shareholders’ equity	$21,012,570	$24,666,712

See accompanying notes to condensed consolidated financial statements.

Table of Contents	1	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and

Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$21,098,188	$27,387,926	$63,394,609	$79,153,814

Cost of sales	19,915,998	25,980,164	60,108,814	75,134,466

Gross profit from continuing operations	1,182,190	1,407,762	3,285,795	4,019,348

Selling, general and administrative expense	1,230,613	1,317,588	3,145,455	4,002,538

Income (loss) from continuing operations	(48,423)	90,174	140,340	16,810

Other income (expense):
Interest expense	(37,743)	(207,082)	(81,510)	(664,644)
Gain on sale of investment	-	-	-	536,427
Gain on forgiveness of debt	131,275	-	262,550	-
Other income	42,932	69,211	60,760	175,827

Income (loss) from continuing operations before income tax provision and minority interest	88,041	(47,697)	382,140	64,420

Income tax provision	45,198	54,290	113,444	139,053

Income (loss) from continuing operations before minority interest	42,843	(101,987)	268,696	(74,633)

Minority interest in net income of subsidiaries	25,213	28,494	57,258	73,912

Net income (loss) from continuing operations	17,630	(130,481)	211,438	(148,545)

Net loss from discontinued operations	-	(416,843)	-	(1,527,676)

Net income (loss)	$17,630	$(547,324)	$211,438	$(1,676,221)

Other comprehensive income (loss) and its components consist of the following:
Net income (loss)	$17,630	$(547,324)	$211,438	$(1,676,221)
Foreign currency translation adjustment, net of tax	(361)	2	6,142	(1,616)

Other comprehensive income (loss)	$17,269	$(547,322)	$217,580	$(1,677,837)

Basic earnings (loss) per common share:
Net income (loss) from continuing operations applicable to common shares	$0.00	$(0.01)	$0.02	$(0.01)
Net loss from discontinued operations applicable to common shares	-	(0.04)	-	(0.14)

Net income (loss)	$0.00	$(0.05)	$0.02	$(0.15)

Basic weighted average number of common shares outstanding	12,146,000	10,898,110	11,529,000	10,879,049

Diluted earnings per common share:
Net income from continuing operations	$0.00	$-	$0.02	$-
Net loss from discontinued operations	-		-

Net income	$0.00	$-	$0.02	$-

Diluted weighted average number of common shares outstanding	13,758,000	-	13,141,000	-

See accompanying notes to condensed consolidated financial statements.

Table of Contents	2	FORM 10-Q

Bridge Technology, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities from continuing operations
Net income (loss) from continuing operations	$211,438	$(148,545)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	54,155	382,712
Provision for doubtful accounts	311,318	173,485
Gain on forgiveness of debt	(262,550)	-
Gain (loss) on sale of investment	-	(536,373)
Stock compensation	-	114,399
Stock issued for services	50,000	-
Minority interest	57,258	73,912
Changes in operating assets and liabilities:
Restricted cash	-	(198,115)
Trade receivables	1,264,609	2,834,522
Inventory	1,529,831	5,983,195
Other receivables	144,976	515,959
Other assets	13,948	(47,693)
Accounts payable	(3,632,769)	(5,657,252)
Income taxes payable	(898)	294,309
Accrued liabilities	(117,748)	202,205

Net cash (used in) provided by operating activities	(376,430)	3,986,720

Cash flows from investing activities
Purchase of property and equipment	(1,635)	(95,838)
Proceeds from sale of investment	-	645,094

Net cash (used in) provided by investing activities	(1,635)	549,256

Cash flows from financing activities
Bank overdraft	(131,209)	29,480
Repayment of shareholder loan	-	(11,902)
Repayments on loans payable	-	(34,999)
Proceeds from notes payable	141,994	(4,545,924)
Repayments on notes payable	-	(80,000)
Proceeds from related party loans	40,000	1,000,000
Repayments of related party loans	(15,801)	(29,021)

Net cash provided by (used in) financing activities	34,984	(3,672,366)

Effect of exchange rate changes on cash	6,142	(1,849)

Net cash (used in) provided by continuing operations	(336,938)	861,761

Net cash used in discontinued operations	-	(1,527,676)

Net increase in cash and cash equivalents	(336,938)	(665,915)

Cash and cash equivalents, beginning of period	1,324,118	2,413,295

Cash and cash equivalents, end of period	$987,180	$1,747,380

Supplemental information:
Cash paid during the period for:
Interest	$146,331	$376,907
Income taxes	-	2,586

See the accompanying notes to condensed consolidated financial statements for additional disclosure of non-cash investing and financing activities.

See accompanying notes to condensed consolidated financial statements.

Table of Contents	3	FORM 10-Q

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

As of September 30, 2003, the Company has the following subsidiaries:

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

Note 2. Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. All significant intercompany transactions have been eliminated. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, the Company reported a net income of $211,438 and had cash of $(476,429) provided from its continuing operations. Management has undertaken certain actions in an attempt to improve the Company’s liquidity and profitability.

The Company continued to encounter a difficult trading environment in the United States while its overseas markets prosper.

The Company has a revolving line of credit, as amended, from a commercial bank at the prime rate (4.0% at September 30, 2003.) The outstanding balance at September 30, 2003 of approximately $2,850,000 matured on June 30, 2003. The note is collateralized by substantially all the assets located in the United States, including approximately $2,002,000 of accounts receivable and $1,005,000 of inventory. In addition, the Company has granted the bank a security interest in 65% of all issued and outstanding common stock of CMS Technology Ltd., Hong Kong and has caused the subordination of loans by principals of the Company totaling $2,050,000. The Company had not repaid the bank for amounts due under the line of credit and therefore was in default. On October 20, 2003 the Company entered into a forbearance and release agreements with the bank. Pursuant to the terms of the forbearance agreement the bank and the Company agreed to a $100,000 curtailment of principal, which was made on October 20, 2003, and to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note until December 31, 2003. The Company is in loan discussions with other banks. Additionally, the Company upon reporting its earnings for the nine month period ending September 30, 2003, expects to enter into a new credit facility with an international bank, the proceeds of which would pay off in full the existing obligations with its current bank. While several banks have given the Company indications of interest provided that the Company reports earnings for the first nine months of 2003, no assurances can be given that the Company will successfully complete the refinancing plans or that any such refinancing will be in terms favorable to the Company. As of the date of this filing, the Company has yet to enter into an agreement with a new bank nor has any bank made a commitment to do so. The Company is requesting additional time to take out its current bank, and there is no assurance that its current bank will agree to any further time extension.

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

Note 3. Reclassification

Certain amounts in the condensed consolidated financial statements for September 30, 2002 have been reclassified to conform to the September 30, 2003 presentation. Such reclassification had no effect on shareholders’ equity as previously reported.

Note 4. Earnings Per Share (“EPS”) Computation

Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” requires presentation of basic and diluted earnings per share. Basic earning/loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Income (loss) from continuing operations	$17,630	$(130,481)	$211,438	$(148,545)
Loss from discontinued operations, net	-	(416,843)	-	(1,527,676)

Net income (loss)	$17,630	$(547,324)	$211,438	$(1,676,221)

Denominator:
Basic weighted average outstanding shares of common stock	12,146,000	10,898,110	11,529,000	10,879,049

Diluted weighted average outstanding shares of common stock	13,758,000	-	13,141,000	-

Basic earnings (loss) per common share:
Net income (loss) from continuing operations	$0.00	$(0.01)	$0.02	$(0.01)
Net loss from discontinued operations	-	(0.04)	-	(0.14)

Net income (loss)	$0.00	$(0.05)	$0.02	$(0.15)

Diluted earnings per common share:
Net income from continuing operations	$0.00	$-	$0.02	$-
Net income from discontinued operations	-	-	-	-

Net income	$0.00	$-	$0.02	$-

For the three and nine months ended September 30, 2002, Potential dilutive securities were not included in the EPS calculation since their effect would be antidilutive. Potential dilutive securities consisted of outstanding stock options and stock warrants. The Company  reported a net loss for both the three and nine-month  periods ended  September 30, 2002. As a result, 12,510,110 and 12,491,049 shares of common stock issuable upon exercise of stock options and warrants have been excluded from the calculation of diluted loss per share for the respective three and nine-month periods because the inclusion of such stock options and warrants would be antidilutive.

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

No stock options nor warrants were granted nor vested during the quarter ended September 30, 2003.

Had the Company determined employee compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net income (loss) would have been as indicated below:

Table of Contents	5	FORM 10-Q

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$17,630	$(547,324)	$211,438	$(1,676,221)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	-	-	-	-

Pro forma income (loss)	$17,630	$(547,324)	$211,438	$(1,676,221)

Basic earnings (loss) per common share
As reported	$0.02	$(0.05)	$0.00	$(0.15)

Pro forma	$0.02	$(0.05)	$0.00	$(0.15)

Diluted earnings per common share
As reported	$0.02	$-	$0.00	$-

Pro forma	$0.02	$-	$0.00	$-

The calculation above was only based on net income because the employee compensation expense determined under Black-Scholes option pricing model was zero.

Note 6. Inventory

Inventory consisted of the following as of:

	September 30,	December 31,
	2003	2002

Service parts	$698,677	$782,125
Work in progress	205,275	161,403
Finished goods	6,125,007	7,448,262
Reserve for obsolete inventory	(423,000)	(256,000)

	$6,605,959	$8,135,790

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

In accordance with SFAS No. 142, prior period amounts are not restated. A reconciliation of reported net income (loss) from continuing operations to net income (loss) from continuing operations adjusted for the exclusion of amortization of goodwill and indefinite life intangible assets follows:

	September 30,

	2003	2002

Reported net income (loss) from continuing operations	$211,438	$(148,545)
Add back: Goodwill amortization	-	-

Adjusted net income (loss) from continuing operations	211,438	(148,545)

Basic weighted average number of common shares outstanding	12,146,000	10,898,110
Basic earnings (loss) per common share	$0.02	$(0.01)
Adjusted basic earnings (loss) per common share	0.02	(0.01)

Diluted weighted average number of common shares outstanding	13,758,000	-
Diluted earnings per common share	$0.02	$-
Adjusted diluted earnings per common share	0.02	-

Table of Contents	6	FORM 10-Q

The Company engaged an independent appraisal firm to conduct a valuation on the impairment of goodwill in August 2002. Based on the results of a valuation report provided by the valuation service firm, no impairment was recognized as of September 30, 2003.

Note 8. Notes Payable

Note Payable to U.S. Bank

The Company has a revolving line of credit, as amended, from a commercial bank at the prime rate (4.0% at September 30, 2003) which matured on June 30, 2003. The outstanding balance at September 30, 2003 was approximately $2,850,000. The note is collateralized by substantially all the assets located in the United States, including approximately $2,002,000 of accounts receivable and $1,005,000 of inventory. In addition, the Company has granted the bank a security interest in 65% of all issued and outstanding common stock of CMS Technology Ltd., Hong Kong held by the Company and has caused the subordination of loans by principals of the Company totaling $1,818,725. The Company had not repaid the bank for amounts due under the line of credit on June 30, 2003 and therefore was in default. On October 20, 2003 the Company entered into a forbearance agreement and release agreement with the bank. Pursuant to the terms of the forbearance agreement the bank and the Company agreed to a $100,000 curtailment of principal, which was made on October 20, 2003, and to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note and to pay the obligations of the Company to the bank under the note until December 31, 2003. The Company is requesting additional time to take out its current bank, and there is no assurance that its current bank will agree to any further time extension.

Note 9. Foreign Currency Translation

Assets and liabilities of the Company’s Chinese operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings or loss but are included in other comprehensive income and accumulated in a separate component of stockholders’ equity. Accumulated other comprehensive loss approximated $23,000 at September 30, 2003. Foreign currency translation adjustment amounted to a loss in the amount of $361 and $1,177 for the three months ended September 30, 2003 and 2002, respectively and an income and loss in the amount of $6,142 and $3,028 for the nine months ended September 30, 2003.

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

Litigation

The Company is a party to legal actions that have arisen in the normal course of business. These actions include the following:

On October 1, 2001, a complaint was filed by the Trustee in the U.S. Bankruptcy Court against John Harwer, former President of the Company and the Company for alleged transfer of assets, technology, trade secrets, confidential information and business opportunities from Allied Web, a corporation owned by John Harwer which he had placed into liquidation under the Federal Bankruptcy laws on April 6, 2000.  The case has entered the trial phase with the initial hearing centering on $1,800,000 in claims between the parties which do involve the Company. The trial judge has ordered the case back to mediation in connection with these claims on November 17, 2003. Settlement negotiations are expected to continue up to the February 2004 trial date. Management at September 30, 2003 was unable to assess the possibility of incurring future liability for this matter and therefore did not record any accrued liability. Management continues to take the position that no liability will accrue to the Company and no contingency has been provided.  The Company has incurred in excess of $300,000 to date in legal fees to defend itself.  The Company has submitted its legal fees in excess of a $150,000 deductible clause to its Directors and Officers insurance carrier, who, to date, has not accepted responsibility. The Company plans to take appropriate legal action against its insurance carrier if the legal costs are not reimbursed. There is no assurance that any claim for legal fees reimbursement will be successful.

Table of Contents	7	FORM 10-Q

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

Concentrations

CMS signed an OEM distribution agreement with International Business Machines Corporation (“IBM”) on June 24, 1998 to distribute IBM hard disks and other products in Hong Kong, China, Vietnam and the Philippines. Such an agreement was extended through February 24, 2002. In mid 2002, IBM reached an agreement with Hitachi Global Storage Technologies Singapore, Pte Ltd. (“HITACHI”) to combine their hard drives operations. It was confirmed by HITACHI that the Company’s status of authorized distributor would be extended to February 24, 2004. The Company expects HITACHI to renew its verbal extension with a written agreement. This has led the Company to become heavily reliant on one supplier for its products. It accounted for approximately 98% of total purchases of CMS during the nine months ended September 30, 2003 and the year ended December 31, 2002.

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

The Company’s Board of Directors having the authority to approve, mandate and commit to a plan to sell any of its subsidiaries agreed in principle in December 2002 to distribute its subsidiary, Autec Power System, Inc. (“Autec”), including Autec’s wholly owned subsidiary Bridge Technology Co., Ltd., Ningbo, to a shareholder, in exchange for shares of the Company and other consideration. Although the transaction was not closed as of December 31, 2002, the directors relinquished control of the subsidiaries and ceased to have any continuing involvement as of December 31, 2002. The subsidiaries were set up for an impending sale, which was completed by December 31, 2002. Therefore, under SFAS No.144, the subsidiaries met the criteria for being classified as held for sale and reported as discontinued operations at December 31, 2002 and September 30, 2003.

Implementation of SFAS 144 impacted income statement classification only and had no effect on results of operations.

Note 13. Segment Information

The following tables set forth the Company’s financial performance by reportable operating segments.

Industry segments:

The Company has changed its operations to essentially a marketing and distribution company all within one segment, computer components.

Geographic segments:

Table of Contents	8	FORM 10-Q

Geographic segments from continuing operations:

	United States	Asia	Total

Total assets as December 31, 2002	$10,071,899	$14,594,813	$24,666,712

Total assets as September 30, 2003	$8,788,349	$12,224,221	$21,012,570

Three months ended September 30, 2002:
Total revenues	$4,927,003	$22,460,923	$27,387,926
Profit & loss	$(331,851)	$201,370	$(130,481)

Three months ended September 30, 2003:
Total revenues	$2,491,173	$18,607,015	$21,098,188
Profit & loss	$(209,286)	$226,916	$17,630

Nine months ended September 30, 2002:
Total revenues	$14,855,945	$64,297,869	$79,153,814
Profit & loss	$(813,755)	$665,210	$(148,545)

Nine months ended September 30, 2003:
Total revenues	$11,315,267	$52,073,342	$63,394,609
Profit & loss	$(303,886)	$515,324	$211,438

Note 14. Related Party Transactions

During the quarter ended September 30, 2003, James Djen, the Company’s president, forgave $131,275 that was due to him from the Company Shareholder loan on the accompanying condensed consolidated balance sheet was debited by this amount with a corresponding credit to gain on forgiveness of debt on the condensed consolidated statements of operations and other comprehensive income.

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

Table of Contents	9	FORM 10-Q

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

Results of Continuing Operations for the Three Months Ended September 30, 2003 as Compared to the Three Months Ended September 30, 2002

Comparability is impacted due to the presentation of two wholly-owned subsidiaries for the three months ended September 30, 2003, as discontinued operations. For more information on discontinued operations, see Note 12 to the condensed consolidated financial statements.

Net sales of $21,098,188 for the three months ended September 30, 2003 decreased by $6,289,738, representing approximately a 23.0% decrease, over net sales of $27,387,926 for the same period of 2002. The decrease was due primarily to the decrease of $2,435,830 in U.S. operations and $3,853,908 in Asia operations.

Asia revenue for the three months ended September 30, 2003 was $18,607,015 compared to $22,460,923 for the three months ended September 30, 2002, a decrease of $3,853,908 or 17.2%. The decrease relates primarily to lower sales volume at CMS Technology Limited (“CMS”) in Hong Kong as a result of a decrease in available working capital of $1,000,000 in November 2002 which was paid to the Company as a dividend from CMS.

United States revenues for the three months ended September 30, 2003 were $2,491,173 compared to $4,927,003 for the three months ended September 30, 2002, a decrease of $2,435,830 or 49.4%. Decreases relate primarily to decreased sales at PTI Enclosures, Inc. (“PTI”) and Classic Trading, Inc. (“CTI”) in distribution business.

Gross profit for the three months ended September 30, 2003 was $1,182,190 decreasing by $225,572 and representing approximately a 16.0% decrease, compared to $1,407,762 for the same period of 2002. The reason for this decrease is due mainly to the decrease in sales of both U.S. and Asia markets for the quarter ended September 30, 2003. Gross profit as a percentage of net sales increased from 5.1% for the three months ended September 30, 2002 to 5.6% for the three months ended September 30, 2003. The increase is principally due to the higher margin generated through the sales of CMS.

Asia gross profit as a percentage of sales for the three months ended September 30, 2003 was 5.9% compared to 4.2% for the three months ended September 30, 2002.

United States gross profit as a percentage of sales for the three months ended September 30, 2003 was 3.1% compared to 9.6% for the three months ended September 30, 2002. The decrease is primarily attributable to decreased gross margins at CTI.

Selling, general and administrative expenses decreased by $86,975 to $1,230,613 in the three months ended September 30, 2003 compared to $1,317,588 for the three months ended September 30, 2002. As a percentage of revenue, these expenses increased from 4.8% in the three months ended September 30, 2002 to 5.8% in the three months ended September 30, 2003.

Operating income/loss from continuing operations decreased from an income of $90,174 for the three months ended September 30, 2002 to a loss of $48,423 in the three months ended September 30, 2003. Loss from operations as a percentage of revenue decreased from 0.33% for the three months ended September 30, 2002 to a loss from operations as a percentage of revenue to 0.23% for the three months ended September 30, 2003.

Net interest expense decreased by $169,339 from $207,082 for the three months ended September 30, 2002 to $37,743 for the three months ended September 30, 2003. The decrease is mainly the result of decreased borrowings from shareholders and commercial bank and a lower interest rate during the three months ended September 30, 2003. The decrease also reflected retro-adjustments on interest rate for shareholders’ loans.

Other income increased by $274,335 from $(137,871) for the three months ended September 30, 2002 to $136,464 for the three months ended September 30, 2003. The main source for this decrease is due to lower interest expense in 2003 and gain on forgiveness on debts.

Net income/loss from continuing operations increased by $148,111 from net loss of $130,481 for the three months ended September 30, 2002 to net income of $17,630 for the three months ended September 30, 2003. These results reflect a gain of $0.01 per share for the three months ended September 30, 2003.

Results of Continuing Operations for the Nine Months Ended September 30, 2003 as Compared to the Nine Months Ended September 30, 2002

Comparability is impacted due to the presentation of two wholly-owned subsidiaries for the nine months ended September 30, 2003, as discontinued operations. For more information on discontinued operations, see Note 9 to the condensed consolidated financial statements.

Net sales of $63,394,609 for the nine months ended September 30, 2003 decreased by $15,759,205, representing approximately a 19.9% decrease, over net sales of $79,153,814 for the same period of 2002. The decrease was due primarily to the decrease of approximately $3,540,678 in U.S. operations and approximately $12,218,527 in Asia operations.

Asia revenue for the nine months ended September 30, 2003 was $52,079,342 compared to $64,297,869 for the nine months ended September 30, 2002, a decrease of $12,218,527 or 19.0%. Decreases relate primarily to decreased sales volume at CMS as a result of a decrease in available working capital of $1,000,000 in November 2002 which was paid to the Company as a dividend from CMS.

Table of Contents	10	FORM 10-Q

United States revenues for the nine months ended September 30, 2003 were $11,315,267 compared to $14,855,945 for the nine months ended September 30, 2002, a decrease of $3,540,678 or 23.8%. Decreases relate to decreased sales at PTI and CTI.

Gross profit for the nine months ended September 30, 2003 was $3,285,795 decreasing by $733,553 and representing approximately a 18.3% decrease, compared to $4,019,348 for the same period of 2002. The reason for this decrease is due mainly to the decrease in sales of PTI for the nine months ended September 30, 2003. Gross profits as a percentage of net sales are 5.2% and 5.1% for the nine months ended September 30, 2002 and 2003 respectively.

Asia gross profit as a percentage of sales for the nine months ended September 30, 2003 was 4.9% compared to 4.2% for the nine months ended September 30, 2002.

United States gross profit as a percentage of sales for the nine months ended September 30, 2003 was 6.6% compared to 8.8% for the nine months ended September 30, 2002.

Selling, general and administrative expenses decreased by $857,083 to $3,145,455 in the nine months ended September 30, 2003 compared to $4,002,538 for the nine months ended September 30, 2002. As a percentage of revenue, these expenses decreased 21.4% in the nine months ended September 30, 2003. The decline is due to the cost saving effort implemented by management for the nine months ended September 30, 2003. Cost saving efforts included significant layoffs at PTI as well as cutbacks in operating expenses such as travel expense and purchases of supplies.

Net interest expense decreased by $583,134 from $664,644 for the nine months ended September 30, 2002 to $81,510 for the nine months ended September 30, 2003. The decrease is mainly the result of decreased borrowings from shareholders and commercial bank and lower interest rate during the nine months ended September 30, 2003. The decrease also reflected retro-adjustments on interest rate for shareholders’ loans.

Other income decreased by $115,067 from $175,827 for the nine months ended September 30, 2002 to $60,760 for the nine months ended September 30, 2003. The main source for this decrease is due to lower investment gain and interest expense in 2003.

Net income/loss from continuing operations increased by $359,983 from net loss of $148,545 for the nine months ended September 30, 2002 to net income of $211,438 for the nine months ended September 30, 2003. These results reflect a loss of $0.01 per share for the nine months ended September 30, 2002 to an income of $0.02 per share for the nine months ended September 30, 2003.

Capital Resources and Liquidity

The Company’s capital requirements continue to be significant, however its cash and cash equivalents have been sufficient. At September 30, 2003, the Company had working capital of approximately $4,886,000 and cash of $987,000 compared to a working capital of approximately $4,311,000 and cash of $1,324,000 at December 31, 2002.

Net cash used in continuing operating activities for the nine months ended September 30, 2003 was $376,430 as compared to $3,986,720 net cash provided by continuing operating activities for the nine months ended September 30, 2002. The difference is mainly due to decrease in inventory, trade receivables and an increase in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2003 was $1,635 as compared to $549,256 net cash provided by investing activities for the nine months ended September 30, 2002 from proceeds from sale of investment.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $34,984 as compared to $3,672,366 of net cash used in financing activities for the nine months ended September 30, 2002. The significant changes are attributable to loan proceeds reduced by repayment on line of credit and notes payable in 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2003, the Company reported a net income of $211,438 and had cash of $(476,429) provided from its continuing operations. Management has undertaken certain actions in an attempt to improve the Company’s liquidity and profitability.

Cash decreased $336,938 at September 30, 2003 from December 31, 2002 mainly from the difference among accounts receivable, inventory and accounts payable of approximately the same amount at September 30, 2003. Notes payable decreased approximately $141,994 as of September 30, 2003 compared to December 31, 2002 as a result of loan curtailments in our Asia operations.

As of September 30, 2003, The Company had an accumulated deficit of approximately $4,657,000.

Table of Contents	11	FORM 10-Q

The Company has a revolving line of credit, as amended, from a commercial bank at the prime rate (4.0% at September 30, 2003.) The outstanding balance at September 30, 2003 of approximately $2,850,000 matured on June 30, 2003. The note is collateralized by substantially all the assets located in the United States, including approximately $2,002,000 of accounts receivable and $1,005,000 of inventory. In addition, the Company has granted the bank a security interest in 65% of all issued and outstanding common stock of CMS Technology Ltd., Hong Kong and has caused the subordination of loans by principals of the Company totaling $2,050,000. The Company had not repaid the bank for amounts due under the line of credit and therefore was in default. On October 20, 2003 the Company entered into a forbearance and release agreements with the bank. Pursuant to the terms of the forbearance agreement the bank and the Company agreed to a $100,000 curtailment of principal, which was made on October 20, 2003, and to forbear from foreclosure on its security interests and otherwise exercising any and all of its rights and remedies in law or equity in order to allow the Company time to cure the default under the note until December 31, 2003. The Company is in the process of negotiations with certain banks. Additionally, the Company upon reporting its earnings for the nine month period ending September 30, 2003, expects to enter into a new credit facility with an international bank, the proceeds of which would pay off in full the existing obligations with its current bank. While several banks have given the Company indications of interest provided that the Company reports earnings for the first nine months of 2003, no assurances can be given that the Company will successfully complete the refinancing plans or that any such refinancing will be in terms favorable to the Company. As of the date of this filing, the Company has yet to enter into an agreement with a new bank nor has any bank made a commitment to do so. The Company is requesting additional time to take out its current bank and there is no assurance that the current bank will agree to any further time extension.

On August 4, 2003, the Company received a delisting notice from the NASDAQ Small Cap Market System because it had not filed its Form 10-K for the year ended December 31, 2002. The Company filed its 2002 Form 10-K on November 25, 2003. The Company has filed for an application for review with the Securities and Exchange Commission (“SEC”) as provided by Rule 420 of the SEC Rules of Practice to appeal the NASDAQ Listing and Hearing Review Council decision to delist the Company without giving the Company the benefit of an additional hearing. Management believes that the Company has the economic ability to maintain and grow its operations for the foreseeable future. In addition to its General Bank negotiations for a loan extension to December 31, 2003, the Company is in the process of re-negotiating with certain banks. The Company is negotiating with James Djen, the Company’s President, to convert his $1,000,000 demand loan (included in Shareholder Loan in the accompanying condensed consolidated balance sheets) into equity in order to improve the Company’s working capital position. Mr. Djen, as of December 31, 2002, has agreed to convert $200,000 into equity which was effected in May 2003. In addition, the Company has negotiated an increase in its credit facility with a Hong Kong bank from $1,500,000 to $7,000,000. Operationally, management’s plans include continuing actions to cut or curb nonessential expenses and focusing on improving sales and earnings. No assurances can be given that the Company will be successful in replacing its U.S. bank with a new bank or that the Company will be able to maintain profitable operations.

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

At September 30, 2003, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34 Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended September 30, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Table of Contents	12	FORM 10-Q

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

Table of Contents	13	FORM 10-Q

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no matters submitted to a vote of security holders.

ITEM 5. OTHER INFORMATION

None.

Table of Contents	14	FORM 10-Q

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

Exhibit No.	Exhibit Description

EX-31.1	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
EX-31.2	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
EX-32.1	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
EX-32.2	Certifications pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) 8-K reports filed during the quarter ended September 30, 2003:

On July 2, 2003, the Company filed Form 8-K to announce the change of its principal accountant from BDO Seidman, LLP to BDO McCabe Lo & Company.

On August 5, 2003, the Company filed:

1)	Form 8-K to announce the receipt of a formal notice from NASDAQ indicating that its common stock will be delisted from the NASDAQ Stock Market effective with the open of business on Wednesday, August 6, 2003 based on its failure to file its Form 10-K for the year ending December 31, 2002, and Form 10-Q’s for the quarters ending March 31, 2003 and June 30, 2003 in compliance with Market Rule 4310(c)(14).

2)	Form 8-K that includes a press release to discuss the matter disclosed in 1 above.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridge Technology, Inc.
(Registrant)

Date: January 16, 2004	/s/ John T. Gauthier

John T. Gauthier
Chief Financial Officer

Date: January 16, 2004	/s/ James Djen

James Djen
President & Chief Executive Officer

Table of Contents	15	FORM 10-Q